Form 10-Q
period 2009-06-30
First Sentry Bancshares, Inc.
filed 2009-09-21
CIK 1451432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2009
                                       or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For transition period from ____________to_____________

                       Commission File Number 333- 156180

                          FIRST SENTRY BANCSHARES, INC.
               --------------------------------------------------
               (Exact Name of Registrant as Specified in Charter)


           West Virginia                              03-0398338
--------------------------------         ------------------------------------
(State or Other Jurisdiction of           I.R.S. Employer Identification No.)
 Incorporation or organization)


         823 Eighth Street, Huntington, West Virginia                25701
--------------------------------------------------------         -------------
           (Address of Principal Executive Offices)                (Zip Code)

                                 (304) 522-6400
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not Applicable
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer   [ ]            Accelerated filer  [ ]
   Non-accelerated filer  [ ]          Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

1,056,000 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of September 14, 2009.

22
                          FIRST SENTRY BANCSHARES, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


PART I FINANCIAL INFORMATION.................................................................................1

ITEM 1.  FINANCIAL STATEMENTS................................................................................1
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............19
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008....................................20
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008...........................23
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.............................25
LIQUIDITY AND CAPITAL RESOURCES.............................................................................28
OFF-BALANCE SHEET AND CONTRACTUAL OBLIGATIONS...............................................................29
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................30
ITEM 4T. CONTROLS AND PROCEDURES............................................................................30

PART II OTHER INFORMATION...................................................................................30

ITEM 1.  LEGAL PROCEEDINGS..................................................................................30
ITEM 1A. RISK FACTORS.......................................................................................30
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........................................30
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................................30
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................30
ITEM 5.  OTHER INFORMATION..................................................................................30
ITEM 6.  EXHIBITS...........................................................................................30
SIGNATURES..................................................................................................31

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS
                          June 30, 2009 (Unaudited) and December 31, 2008
                                       (Dollars in Thousands)

                                                                       June 30,
                                                                      (Unaudited)         December 31,
                                                                         2009                2008
                                                                         ----                ----
ASSETS

Cash and due from banks                                                $    6,671        $     7,534
Federal funds sold                                                              -                  -
                                                                       ----------        -----------
           Cash and cash equivalents                                        6,671              7,534

Interest-earning deposits                                                  14,420             18,677
Investments available-for-sale                                             62,008             70,659
Investments held-to-maturity                                               10,636              9,286
Federal Home Loan Bank stock, at cost                                       2,229              2,177
Loans, net of allowance                                                   237,381            220,945
Interest receivable                                                         1,558              1,652
Bank premises and equipment, net                                            4,739              4,858
Other assets                                                                3,921              2,709
                                                                       ----------        -----------
                                                                       $  343,563        $   338,497
                                                                       ==========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
        Noninterest-bearing                                            $   36,161        $    39,724
        Interest-bearing                                                  234,663            225,476
                                                                       ----------        -----------
           Total deposits                                                 270,824            265,200

     Securities sold under agreements to repurchase                        10,708             12,498
     Federal Home Loan Bank advances                                       37,021             35,560
     Federal funds purchased                                                    -                518
     Interest payable                                                         667                707
     Income taxes payable                                                       -                 11
     Other liabilities                                                        494                319
                                                                       ----------          ---------
                                                                          319,714            314,813
                                                                       ----------          ---------
TRUST PREFERRED SECURITIES                                                  5,000              5,000
                                                                       ----------          ---------
STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 5,280,000 shares authorized
        1,056,000 issued and outstanding in 2009 (unaudited),
          2008 and 2007                                                     1,056              1,056
     Additional paid-in capital                                             6,144              6,144
     Retained earnings                                                     11,799             11,451
     Accumulated other comprehensive income (loss)                           (150)                33
                                                                       ----------        -----------
                                                                           18,849             18,684
                                                                       ----------        -----------
                                                                       $  343,563        $   338,497
                                                                       ==========        ===========


See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
          Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
                (Dollars in Thousands, Except Earnings Per Share)


                                                             Three Months Ended                   Six Months Ended
                                                                  June 30,                            June 30,
                                                           2009              2008              2009              2008
                                                           ----              ----              ----              ----

INTEREST INCOME
    Loans, including fees                                $   3,478         $   3,582         $   6,842         $   7,296
    Investment securities                                      926               775             1,987             1,444
    Federal funds sold                                           -                 2                 -                14
                                                         ---------         ---------         ---------         ---------
                                                             4,404             4,359             8,829             8,754
                                                         ---------         ---------         ---------         ---------
INTEREST EXPENSE
     Deposits                                                1,486             1,740             3,050             3,618
     Securities sold under agreements to repurchase            104               113               215               241
     Trust preferred securities                                 35                55                79               134
     Advances                                                  285               278               554               501
                                                         ---------         ---------         ---------         ---------
                                                             1,910             2,186             3,898             4,494
                                                         ---------         ---------         ---------         ---------
        NET INTEREST INCOME                                  2,494             2,173             4,931             4,260

PROVISION FOR LOAN LOSSES                                      276               347               542               499
                                                         ---------         ---------         ---------         ---------
        NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                         2,218             1,826             4,389             3,761
                                                         ---------         ---------         ---------         ---------
OTHER INCOME
     Service fees                                               14                14                28                29
     Securities gains                                           14                72                58                76
     Gains from trading activities                               -                 -                 -                 4
     Impairment losses on held-to-maturity securities            -                 -              (500)                -
     Other charges, commissions and fees                       283               269               507               501
                                                         ---------         ---------         ---------         ---------
                                                               311               355                93               610
                                                         ---------         ---------         ---------         ---------
OTHER EXPENSES
     Salaries and employee benefits                            698               649             1,397             1,290
     Equipment and occupancy expenses                          161               172               312               332
     Data processing                                           143               100               261               195
     Professional fees                                          49                55                94               103
     Taxes, other than payroll, property and income             49                52                96               106
     Insurance                                                 223                52               339               103
     Other expenses                                            423               292               881               591
                                                         ---------         ---------         ---------         ---------
                                                             1,746             1,372             3,380             2,720
                                                         ---------         ---------         ---------         ---------
        INCOME BEFORE INCOME TAX                               783               809             1,102             1,651

INCOME TAX EXPENSE                                             253               286               331               584
                                                         ---------         ---------         ---------         ---------
        NET INCOME                                       $     530         $     523         $     771         $   1,067
                                                         =========         =========         =========         =========
EARNINGS PER SHARE                                       $    0.50         $    0.50         $    0.73         $    1.01
                                                         =========         =========         =========         =========



See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                              2009              2008              2009              2008
                                                              ----              ----              ----              ----

Net income                                                  $   530           $   523           $   771          $   1,067
                                                            -------           -------           -------          ---------
Other comprehensive income:
     Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising
           during the period                                    (76)             (982)             (276)              (665)
        Less:  reclassification adjustment for gains
           included in net income                               (14)              (72)              (57)               (76)
                                                            -------           -------           -------          ---------
                                                                (90)           (1,054)             (333)              (741)
     Cumulative-effect adjustment to apply SFAS
        Statement No. 115 for transfer of securities
        from available-for-sale to held-to-maturity               7                 -                13                  -

        Adjustment for income tax (expense) benefit              35               411               137                289
                                                            -------           -------           -------          ---------
Other comprehensive income (loss), net of tax                   (48)             (643)             (183)              (452)
                                                            -------           -------           -------          ----------
Comprehensive income (loss)                                 $   482           $  (120)          $   588          $     615
                                                            =======           =======           =======          ==========



See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)

                                                                          June 30,          June 30,
                                                                            2009              2008
                                                                            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $    771         $   1,067
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for loan losses                                            542               499
        Depreciation and amortization                                        174               193
        Investment securities amortization (accretion), net                  241                34
        Securities and trading asset losses (gains)                          (58)              (79)
        Impairment loss on held-to-maturity securities                       500                 -
        Write down of foreclosed properties                                   42                 -
        Changes in:
           Trading assets                                                      -             3,996
           Interest receivable                                                94               (41)
           Other assets                                                   (1,085)             (258)
           Interest payable                                                  (40)               57
           Income taxes payable                                              (11)                4
           Other liabilities                                                 174                (67)
                                                                        --------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,344             5,405
                                                                        --------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-earning deposits                  4,257           (10,168)
     Maturities of investments available-for-sale                          1,000             1,000
     Redemptions of investments available-for-sale                        37,341            14,436
     Purchase of investments for available-for-sale                      (30,218)          (26,967)
     Maturities of investments held-to-maturity                              100                 -
     Purchase of investments held-to-maturity                             (1,971)           (5,565)
     Purchase (sale) of Federal Home Loan Bank Stock                         (52)             (737)
     Net increase in loans                                               (16,964)           (5,882)
     Proceeds from sale of foreclosed properties                               -               245
     Purchases of premises and equipment                                     (55)             (237)
                                                                        --------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (6,562)          (33,875)
                                                                        --------         ----------
CASH FLOWS FROM FINANCING ACTIVITES
     Net increase in deposits                                              5,624             6,441
     Net change in agreements to repurchase securities                    (1,790)              462
     Net change in FHLB loans                                              1,461            20,075
     Net increase (decrease) in federal funds purchased                     (518)             (158)
     Increase in trust preferred securities                                    -                 -
     Cash dividends paid                                                    (422)             (422)
                                                                        --------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  4,355            26,398
                                                                        --------         ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (863)           (2,072)

CASH AND DUE FROM BANKS, BEGINNING                                         7,534             7,129
                                                                        --------         ---------
CASH AND DUE FROM BANKS, ENDING                                         $  6,671         $   5,057
                                                                        ========         =========


See Notes to Consolidated Financial Statements

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)

                                                                         June 30,          June 30,
                                                                           2009              2008
                                                                           ----              ----
SUPPLEMENTAL DISCLOSURES
     Cash paid for interest on deposits and borrowings                 $    3,938        $    4,437
                                                                       ==========        ==========
     Cash paid for income taxes                                        $      461        $      538
                                                                       ==========        ==========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
     Loans transferred to foreclosed real estate                       $      979        $        -
                                                                       ==========        ==========
     Net change in unrealized holding gain (loss)
       on investments available-for-sale                               $    (333)        $     (741)
                                                                       =========         ==========




    See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 1.  BASIS OF PRESENTATION

Principles of consolidation: The consolidated statements include the accounts of First Sentry Bancshares, Inc. (the Company) and its wholly owned subsidiary First Sentry Bank, Inc. (the Bank). All significant inter-company balances have been eliminated in consolidation.

Current accounting developments: In March 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This Statement has the same scope as Statement 133 and, accordingly, applies to all entities. The Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The Company does not expect the Statement to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51, which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company does not expect the Statement to have a material impact on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (R), Business Combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. An entity may not apply it before that date. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (formerly called purchase method) be used for all business combinations and for an acquirer be identified for each business combination. The Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. The Statement retains guidance for identifying and recognizing intangible assets separately from goodwill. Application of the revisions may have an impact on the Company for the manner of recording any future acquisitions.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which is effective for an entity as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Statement permits entities to choose to measure many financial instruments and certain other assets at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. The Company elected early adoption effective January 1, 2007, and it is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION (continued)

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. The Company elected early adoption effective January 1, 2007, and it is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to adjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are as described below:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. U.S. government and agency securities are valued based on quoted market prices in active markets and are generally classified within level 1 or level 2. As required by Statement No.157, the quoted prices for such instruments are not adjusted. Corporate bonds, less liquid listed equities, state and municipal obligations, are types of instruments valued based on quoted prices in markets that are not active and generally are classified within level 2 of the fair value hierarchy. Level 3 is for positions that are not traded in active markets or subject to transfer restrictions and adjustments are made based on market available evidence.

In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION (continued)

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements. This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. This FSP amends SFAS No. 115 and other related guidance. Early adoption is permitted for periods ending after March 15, 2009. This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3. The adoption of these FSP's on April 1, 2009 did not have a material impact on the results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations or disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at June 30, 2009 (unaudited) and December 31, 2008 are as follows:

                                                       Amortized        Unrealized         Unrealized             Fair
                                                         Cost              Gains             Losses               Value
                                                   ---------------     -------------    ----------------    ---------------

June 30, 2009 (unaudited):
    Held-to-maturity:
      State and political                          $         9,311     $          29    $            111    $         9,229
      Corporate securities                                   1,325                20                  28              1,317
                                                   ---------------     -------------    ----------------    ---------------
                                                            10,636                49                 139             10,546
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            12,692               377                  11             13,058
      U.S. agency securities                                39,777               383                 319             39,840
      State and political                                    9,344                24                 259              9,110
                                                   ---------------     -------------    ----------------    ---------------
                                                            61,813               784                 589             62,008
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        72,449     $         833    $            728    $        72,554
                                                   ===============     =============    ================    ===============
December 31, 2008:
    Held-to-maturity:
      State and political                          $         7,459     $           -    $              -    $         7,459
      Corporate securities                                   1,827                 -                   -              1,827
                                                   ---------------     -------------    ----------------    ---------------
                                                             9,286                 -                   -              9,286
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            11,394               442                   -             11,836
      U.S. agency securities                                50,241               735                   7             50,969
      State and political                                    8,495                15                 656              7,854
                                                   ---------------     -------------    ----------------    ---------------
                                                            70,130             1,192                 663             70,659
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        79,416     $       1,192    $            663    $        79,945
                                                   ===============     =============    ================    ===============

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities at June 30, 2009 (unaudited) and December 31, 2008, by contractual maturity, are as follows:

                                                              Held-to-Maturity                      Available-for-Sale
                                                   ---------------------------------        -----------------------------------
                                                         Amortized           Fair                 Amortized         Fair
                                                           Cost             Value                  Cost             Value
                                                   -----------------   --------------        ------------------  ---------------
June 30, 2009 (unaudited):
    One year or less                               $         1,060     $        1,061       $          265       $         268
    After one year through five years                        1,027              1,048               15,167              15,334
    After five years through ten years                       1,719              1,716               13,298              13,420
    After ten years                                          6,830              6,721               33,083              32,986
                                                   -----------------   --------------       ------------------   -------------
                                                   $        10,636     $       10,546       $       61,813       $      62,008
                                                   =================   ==============       ==================   =============
December 31, 2008:
    One year or less                               $             -     $            -       $        4,266       $       4,284
    After one year through five years                          480                480               16,329              16,539
    After five years through ten years                       1,759              1,759               15,743              15,958
    After ten years                                          7,047              7,047               33,792              33,878
                                                   -----------------   --------------       ------------------   -------------
                                                   $         9,286     $        9,286       $       70,130       $      70,659
                                                   =================   ==============       ==================   =============

During the Company's annual evaluation of security investment classifications on December 31, 2008, management transferred certain securities from the classification of "available-for-sale" to "held-to-maturity". The securities transferred included fifteen municipal securities acquired during 2008 with a book value of $7,546 and fair market value of $7,459. In addition, three corporate securities acquired during 2008 were transferred from "available-for-sale" to "held-to-maturity" with a book value of $2,031 and market value of $1,827. The securities have been transferred under SFAS No. 115 as of December 31, 2008, and the cumulative-effect adjustment of the reclassification was a decrease to other comprehensive income in the amount of $290 and a reduction to the cost basis of the transferred securities by the same amount. The adjustment of $290 recorded in other comprehensive income will be amortized over the life of the securities transferred and charged against interest income on investment securities. Amortization expense charged against investment income on investment securities for the three and six months ended June 30, 2009, was $7 and $13, respectively.

Securities with a carrying value of $19,648 and $31,845 were pledged at June 30, 2009 (unaudited) and December 31, 2008, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at June 30, 2009 (unaudited) and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                       Less Than Twelve Months               Over Twelve Months
                                                 --------------------------------       ----------------------------
                                                        Gross                               Gross
                                                      Unrealized         Fair             Unrealized          Fair
                                                        Losses          Value               Losses           Value
                                                 -----------------   ------------       --------------   -----------
June 30, 2009 (unaudited):
    Held-to-maturity
       State and political                          $      111        $    4,462        $         -       $       -
       Corporate securities                                 28               817                  -               -

    Available-for-sale
       Mortgage-backed securities                           11             2,071                  -               -
       State and political securities                      134             5,346                125           1,027
       U.S. Agencies                                       319            15,475                  -               -
                                                -----------------   ------------       --------------   -----------
                                                    $      603        $   28,171        $       125       $   1,027
                                                =================   ============       ==============   ===========
December 31, 2008:
    Available-for-sale
       U.S. Agencies                                         7               990                  -               -
       State and political securities                      534             5,920                123             381
                                                -----------------   ------------       --------------   -----------
                                                    $      541        $    6,910        $       123       $     381
                                                =================   ============       ==============   ===========

These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the federal government or its agencies issue the securities, whether the downgrades by bond-rating agencies have occurred, and the results of reviews of the issuer's financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, therefore no unrealized losses are deemed to be other-than-temporary.

During the first quarter of 2009, the Company recognized an other-than-temporary impairment charge of $500,000 on Silverton Bank (formerly "The Bankers Bank") corporate bonds that were previously classified as held-to-maturity securities. In May, 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver. A bridge bank was formed to facilitate liquidation of Silverton Bank. The other-than-temporary impairment charge was recorded based on this information and management's belief that the market prices of these bonds are unrecoverable. At June 30, 2009 (unaudited), the Company did not have any remaining investments in Silverton Bank corporate bonds.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

In the fourth quarter of 2008, the Company recognized an other-than-temporary impairment charge of $463 on 170 shares of Silverton Bank equity stock, which was previously reported in other assets. The Company received information from bank regulators that dividends on the equity securities would cease, and therefore no further earnings would be generated from the securities. The other-than-temporary impairment charge was recorded based on this information, along with management's belief that the market prices of these securities would not recover in the foreseeable future due to current market conditions, industry information, regulatory matters and other factors. At December 31, 2008, the Company did not have any remaining investments in Silverton Bank equity stocks.

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

                                                                                       June 30,
                                                                                      (unaudited)           December 31,
                                                                                    ----------------------------------------
                                                                                          2009                  2008
                                                                                    ------------------    ------------------
     Loans
         Commercial                                                                 $    76,861           $    68,116
         Commercial real estate                                                         114,820               107,458
         Residential real estate                                                         36,998                35,543
         Consumer                                                                        12,485                13,091
                                                                                    ------------------    ------------------
                                                                                        241,164               224,208
     Less deferred loan fees                                                                (28)                  (36)
                                                                                    ------------------    ------------------
                                                                                        241,136               224,172
                                                                                    ------------------    ------------------
     Allowance for loan losses
         Balances, beginning of year                                                      3,227                 2,852
         Provision for losses                                                               542                 1,189
         Recoveries on loans                                                                 15                    11
         Loans charged off                                                                  (29)                 (825)
                                                                                    ------------------    ------------------
                                                                                          3,755                 3,227
                                                                                    ------------------    ------------------
                                                                                    $   237,381           $   220,945
                                                                                    ==================    ==================
The scheduled maturities of loans are as follows:
                                                                                       June 30,
                                                                                      (unaudited)           December 31,
                                                                                    ------------------    ------------------
                                                                                          2009                  2008
                                                                                    -------------------   ------------------
     Three months or less                                                           $    70,335             $  67,030
     Over three months through twelve months                                             36,813                32,578
     Over one year through three years                                                   52,630                48,272
     Over three years through five years                                                 71,360                64,772
     Over five years through fifteen years                                                8,854                10,188
     Over fifteen years                                                                   1,172                 1,368
                                                                                    -------------------   ------------------
                                                                                    $   241,164             $ 224,208
                                                                                    ===================   ==================

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Loans classified as nonaccrual totaled $1,944 and $1,089 as of June 30, 2009 (unaudited) and December 31, 2008, respectively. At June 30, 2009 (unaudited) there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual. Total loans past-due ninety days or more and still accruing at June 30, 2009 (unaudited) and December 31, 2008 totaled $340 and $22, respectively.

The average recorded investment in impaired loans at June 30, 2009 (unaudited) and December 31, 2008 was $1,091 and $815, respectively. The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired. The following is a summary of loans considered impaired:


                                                                                        June 30,
                                                                                       (unaudited)          December 31,
                                                                                    ----------------------------------------
                                                                                           2009                 2008
                                                                                    -------------------   ------------------

Gross impaired loans                                                                $            2,284    $            1,111
  Less valuation allowance for impaired loans                                                      944                   635
                                                                                    -------------------   ------------------
  Recorded investment in impaired loans                                             $            1,340    $              476
                                                                                    ===================   ==================


NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for June 30, 2009 (unaudited) and December 31, 2008 is as follows:

                                                                                      June 30,
                                                                                       (unaudited)          December 31,
                                                                                    ----------------------------------------
                                                                                           2009                 2008
                                                                                    -------------------   ------------------

   Balance at beginning of year                                                     $            1,491    $            1,699
     Properties acquired                                                                         1,021                    57
     Subsequent write-downs                                                                        (42)                    -
     Gross proceeds from sales                                                                       -                  (245)
     Gains (losses) recorded                                                                         -                   (20)
                                                                                    -------------------   ------------------
                                                                                    $            2,470    $            1,491
                                                                                    ===================   ==================

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB. The Bank's maximum borrowing capacity from the FHLB was $134,136 at June 30, 2009 (unaudited) and $102,722 at December 31, 2008.

The Bank has advances from the FHLB totaling $37,021 at June 30, 2009 (unaudited) and $35,560 at December 31, 2008. The advances are secured by residential real estate loans and have various scheduled maturity dates beginning with July 1, 2009 through May 19, 2022. The interest rate is determined at the time the advances are made and currently range from .72% to 4.67%. The FHLB advances are scheduled for repayment as follows:

                               Year                      Amount
                           ------------              ---------------
                               2009                  $       13,800
                               2010                           2,000
                               2011                           5,000
                               2012                           5,000
                               2013                               -
                            Thereafter                       11,221
                                                     ---------------
                                                     $       37,021

NOTE 6.  TRUST PREFERRED SECURITIES

On April 10, 2002, First Sentry Bancshares Capital Trust I issued $4 million of Floating Rate Trust Preferred Securities. The trust preferred securities were non-voting, paying semi-annual distributions at a variable rate, and carrying a liquidation value of $1,000 per share. The variable rate was equal to LIBOR plus 3.7%. The Company executed a guarantee with regard to the trust preferred securities. The trust preferred securities were redeemed at the option of the Company on April 22, 2007, for a redemption price of $1,000 per security.

On April 23, 2007, First Sentry Bancshares Capital Trust II (the "trust") issued $5 million of Floating Rate Trust Preferred Securities. First Sentry Bancshares Capital Trust II, a Delaware statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due June 15, 2037, of First Sentry Bancshares, Inc. (the trust debenture).

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 1.58% (2.21% at June 30, 2009, unaudited, and 3.58% at December 31, 2008) and distributions for the six months ended June 30, 2009 (unaudited) were $79 and $244 for the year ended December 31, 2008. The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 6.  TRUST PREFERRED SECURITIES (continued)

After June 15, 2012, the trust preferred securities are redeemable in part or whole, at the option of the Company, for a redemption price of $1,000 per trust preferred security. The trust preferred securities are subject to mandatory redemption on June 15, 2037, at a redemption price of $1,000 per trust preferred security. First Sentry Bancshares, Inc. may cause the trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods. During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

NOTE 7.  STOCKHOLDERS' EQUITY

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net income, as defined, combined with the retained earnings of the preceding two years, subject to the capital requirements as defined below.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2009 (unaudited) and December 31, 2008, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2007, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. As of June 30, 2009

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 7.  STOCKHOLDERS' EQUITY (continued)

(unaudited) and December 31, 2008, the Bank is categorized as well capitalized as disclosed in the following table. The Bank's actual and required capital amounts and ratios as of June 30, 2009 (unaudited) and December 31, 2008 are as follows:

                                                                                                           To Be Well
                                                                                                          Capitalized
                                                                                                        Under The Prompt
                                                                              For Capital                  Corrective
                                                  Actual                   Adequacy Purposes            Action Provisions
                                        ---------------------------  --------------------------    ----------------------------
                                           Amount           Ratio       Amount          Ratio         Amount           Ratio
                                        ----------------   --------  ---------------   --------    ----------------   ---------
   June 30, 2009 (unaudited):
   Total Risk-Based Capital
      (to Risk-Weighted Assets)         $        26,934      11.5%   $        18,668         8%    $         23,336        10%

   Tier l Capital
      (to Risk-Weighted Assets)                  24,007      10.3%             9,334         4%              14,001         6%

   Tier l Capital
      (to Adjusted Total Assets)                 24,007       7.0%            13,660         4%              17,075         5%

   December 31, 2008:
   Total Risk-Based Capital
      (to Risk-Weighted Assets)         $        26,690      12.0%  $         17,285         8%     $        22,184        10%

   Tier l Capital
      (to Risk-Weighted Assets)                  23,911      10.8%             8,643         4%              13,310         6%

   Tier l Capital
      (to Adjusted Total Assets)                 23,911       7.3%            12,332         4%              16,377         5%


                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 and 157. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 1 for further information on the fair value hierarchy) as reported on June 30, 2009 (unaudited) and December 31, 2008. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                                                    Fair Value Measurements at Reporting Date Using:
                                                              --------------------------------------------------------------
                                                                Quoted Prices          Significant
                                                                Active Markets            Other              Significant
                                                                for Identical           Observable          Unobservable
                                                                    Assets                Inputs               Inputs
                                             Balance               (Level 1)             (Level 2)            (Level 3)
                                        -------------------   -------------------   -------------------   ------------------

June 30, 2009 (unaudited):
     Assets:
         Investment securities:
            Available-for-sale          $            62,008   $                 -   $            62,008   $                -
                                        ===================   ===================   ===================   ==================

December 31, 2008:
     Assets:
         Investment securities:
            Available-for-sale          $            70,659   $                 -   $            70,659   $                -
                                        ===================   ===================   ===================   ==================

Available-for-sale and trading securities: Prices for these securities are obtained through third party data service providers or dealer market participants with whom the Company has historically transacted both purchases and sales of investment securities. Benchmarks and other comparable securities are also used in estimating the values of these investment securities.

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS 107 excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, aggregate fair value estimates do not represent the underlying value of the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments carried on the consolidated financial statements at cost and are not measured or recorded at fair value on a recurring basis, unless otherwise noted:

Cash and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

Federal funds sold: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest-earning deposits: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Held-to-maturity securities: Fair values are based on quoted market prices.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits: The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

Securities   sold  under   agreements  to  repurchase:   For  these   short-term
instruments, the carrying amount is a reasonable estimate of fair value.

Advances: Rates currently available to the Bank for advances with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to extend credit and standby letters of credit: Commitments to extend credit and standby letters of credit represent agreements to lend to a customer at the market rate when the loan is extended, thus the commitments and letters of credit are not considered to have a fair value.

The estimated fair values of the Bank's financial instruments at March 31, 2009 (unaudited) and December 31, 2008 do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.  MERGER

On August 22, 2008, the Company entered into an Agreement and Plan of Merger with Guaranty Financial Services, Inc., a West Virginia corporation headquartered in Huntington, West Virginia. Under the terms of the agreement as amended June 4, 2009, each outstanding share of the Company's common stock will be converted into the right to receive 1.0 share of First Sentry Bancshares, Inc. Consummation of the merger is subject to approval of the shareholders of both corporations and the receipt of all regulatory approvals, as well as other customary conditions. The merger is expected to close on September 25, 2009.

NOTE 10. SUBSEQUENT EVENTS

On September 14, 2009, the Company's shareholders approved the Plan of Merger with Guaranty Financial Services, Inc. Management has evaluated subsequent events through September 21, 2009, which is the date that the Company's financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

     This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as "estimate," "project," "believe," "intend," "anticipate," "plan," "seek," "expect," "will," "may" and words of similar meaning. These forward-looking statements include, but are not limited to:

     o    statements of our goals, intentions and expectations;

     o    statements  regarding  our  business  plans,  prospects,   growth  and
          operating strategies;

     o statements regarding the asset quality of our loan and investment portfolios; and

     o    estimates of our risks and future costs and benefits.

     These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

     The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

     o general economic conditions, either nationally or in our market areas, that are worse than expected;

     o    competition among depository and other financial institutions;

     o inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

     o    adverse changes in the securities markets;

     o changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

     o our ability to enter new markets successfully and capitalize on growth opportunities;

     o    our ability to successfully integrate acquired entities, if any;

     o    changes in consumer spending, borrowing and savings habits;

     o changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

     o    changes in our organization, compensation and benefit plans;

     o changes in our financial condition or results of operations that reduce capital available to pay dividends; and

     o changes in the financial condition or future prospects of issuers of securities that we own.

     Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

     There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.'s Proxy Statement/Prospectus dated August 6, 2009, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 18, 2009.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

     Total assets increased $5.1 million, or 1.5%, to $343.6 million at June 30, 2009 from $338.5 million at December 31, 2008. The increase was primarily the result of an increase in loans offset by a decrease in interest-earning deposits and investments classified as available for sale.

     Investments classified as available for sale decreased $8.7 million, or 12.2%, to $62.0 million at June 30, 2009 from $70.7 million at December 31, 2008. Investments classified as held to maturity increased $1.4 million or 14.5%, to $10.6 million at June 30, 2009, as compared to $9.3 million at December 31, 2008. We used the cash received as a result of the net decrease in investments and interest-earning deposits to meet increased loan demand. We purchased $32.2 million of securities during the first six months of 2009 while $38.9 million of bonds were called or matured during this period. Purchases of investment securities were primarily shorter-term U.S. agency securities with maturities up to five years or longer-term maturity step bonds, and to a lesser extent, shorter-term municipal bonds with maturities of three years or less.

     Loans, net of allowance, increased $16.4 million, or 7.4%, to $237.4 million at June 30, 2009, from $220.9 million at December 31, 2008. During the first six months of 2009, we continued to focus on loan growth in response to customer demand, which was primarily in the commercial portfolios. Commercial loans increased $8.7 million, or 12.8%, to $76.9 million at June 30, 2009, from $68.1 million at December 31, 2008. Commercial real estate loans increased $7.4 million, or 6.9%, to $114.8 million at June 30, 2009, from $107.5 million at December 31, 2008.

     Interest earning deposits and cash and cash equivalents decreased $5.1 million, or 19.5%, to $21.1 million at June 30, 2009, from $26.2 million at December 31, 2008. The decrease in interest earning deposits and cash and cash equivalents was due to increased loan demand.

     Deposits increased $5.6 million, or 2.1%, to $270.8 million at June 30, 2009, from $265.2 million at December 31, 2008, due primarily to an increase in our certificates of deposit offset by a decline in our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts). Certificates of deposit increased $13.6 million, or 9.5%, to $157.7 million at June 30, 2009, from $144.0 million at December 31, 2008. Our core deposits decreased $8.0 million, or 6.6%, to $113.2 million at June 30, 2009, from $121.2 million at December 31, 2008. The growth in our certificates of deposit can be attributed to increased participation in our CDARS program while the decline in our core deposits was the result of the withdrawal of short-term commercial deposits in 2009 that were on deposit at December 31, 2008.

     Securities sold under agreements to repurchase decreased $1.8 million, or 14.3%, to $10.7 million at June 30, 2009, from $12.5 million at December 31, 2008. The decline was the result of a six-month term repo agreement that matured May 8, 2009.

     Federal Home Loan Bank borrowings increased $1.5 million, or 4.1%, to $37.0 million at June 30, 2009, from $35.6 million at December 31, 2008. FHLB borrowings increased as we took advantage of favorable FHLB advance rates.

     Stockholders' equity increased $166,000, or 0.9%, to $18.8 million at June 30, 2009, from $18.7 million at December 31, 2008. The increase resulted primarily from an increase in retained earnings of $348,000, due to net income of $771,000, offset by the payment of $422,000 in cash dividends to stockholders during the first and second quarters of 2009, offset by a decline in accumulated other comprehensive income of $183,000 from December 31, 2008, reflecting market value fluctuations in available for sale investments.

     Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

                                                    For the Three Months Ended June 30,
                                 -------------------------------------------------------------------------
                                                2009                                  2008
                                 ----------------------------------   ------------------------------------
                                    Average                                Average
                                  Outstanding                Yield/      Outstanding               Yield/
                                    Balance       Interest    Rate(1)      Balance      Interest    Rate(1)
                                 ---------------  --------  -----------  ------------   --------  ---------
                                                          (Dollars in thousands)

Interest-earning assets:
Loans.......................     $    234,967   $  3,478       5.92%   $    211,067     $  3,582       6.79%
Investment securities.......           79,538        797       4.01(2)       53,512          630       4.71(2)
Cash and cash equivalents...           14,473        129       3.57          13,794          134       3.89
Federal Home Loan Bank stock            2,196          -          -           1,669           13       3.12
                                -------------   --------   ---------   ------------     --------   --------
   Total interest-earning
    assets...................         331,174      4,404       5.32         280,042        4,359       6.23
                                                ---------  ---------                     --------  ---------
Non-interest-earning assets.           10,442                                10,723
                                 ------------                          ------------
   Total assets.............     $    341,616                          $    290,765
                                 ============                          ============

Interest-bearing liabilities:
Savings accounts............     $     12,528          6       0.19    $      9,542            8       0.34
Certificates of deposit.....          150,890      1,413       3.75         124,296        1,484       4.78
Money market................           30,594         39       0.51          29,074          146       2.01
NOW.........................           36,917         27       0.29          27,959          101       1.44
                                -------------   --------   ---------   ------------     --------   ---------
   Total interest-bearing
    deposits................          230,929      1,485       2.57         190,871        1,739       3.64
Federal Home Loan Bank
 advances...................           36,652        285       3.11          31,569          279       3.54
Securities sold under
 agreements to repurchase....          13,618        104       3.05          10,996          112       4.07
Trust preferred securities..            5,000         36       2.88           5,000           56       4.48
                                -------------   --------   ---------   ------------     --------   ---------
   Total interest-bearing
    liabilities..............         286,199      1,910       2.67         238,436        2,186       3.67
                                                --------   ---------                    --------   ---------
Non-interest-bearing checking          34,954                                32,996
Other non-interest-bearing
   liabilities..............            1,061                                   997
                                 ------------                          ------------
   Total liabilities........          322,214                               272,429
Stockholders' equity........           19,402                                18,336
                                 ------------                          ------------
   Total liabilities and
     stockholders' equity...     $    341,616                          $    290,765
                                 ============                          ============

Net interest income.........                    $  2,494                                $  2,173
                                                ========                                ========
Net interest rate spread (3)                                   2.65%                                 2.56%
Net interest-earning assets (4)  $     44,975                          $     41,606
                                 ============                          ============
Net interest margin (5).....                                   3.01%                                 3.10%
Average interest-earning
   assets to interest-bearing
   liabilities..............            115.7%                               117.45%
----------------
(1)      Average yields and rates for the three months ended June 30, 2009 and
         2008 are annualized.
(2)      The tax equivalent yield of the investment securities portfolio was
         4.30% and 5.21% for the three months ended June 30, 2009 and 2008, respectively.
(3)      Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)      Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)      Net interest margin represents net interest income divided by average total interest-earning assets.

                                                     For the Six Months Ended June 30,
                                 -------------------------------------------------------------------------
                                                2009                                  2008
                                 ----------------------------------   ------------------------------------
                                    Average                                Average
                                  Outstanding                Yield/      Outstanding               Yield/
                                    Balance       Interest    Rate(1)      Balance      Interest    Rate(1)
                                 ---------------  --------  -----------  ------------   --------  ---------
                                                          (Dollars in thousands)
Interest-earning assets:
Loans.......................     $    229,650   $  6,842       5.96%  $    208,096    $  7,296       7.01%
Investment securities.......           81,317      1,688       4.15(2)      50,273       1,192       4.74(2)
Cash and cash equivalents...           16,501        299       3.62         12,180         240       3.94
Federal Home Loan Bank stock            2,186          -         -           1,433          24       3.35
Trading assets..............                -          -         -             154           2       2.60
                                 ------------   --------    -------    ------------    --------      ----
   Total interest-earning
   assets...................          329,654      8,829       5.36        272,136       8,754       6.43
                                                --------    -------                   --------       ----
Non-interest-earning assets.           11,056                               10,910
                                 ------------                         ------------
   Total assets.............     $    340,710                         $    283,046
                                 ============                         ============

Interest-bearing liabilities:
Savings accounts............     $     11,555         11       0.19   $      9,611          24       0.50
Certificates of deposit.....          151,108      2,899       3.84        122,506       2,995       4.89
Money market................           32,751         86       0.53         27,374         316       2.31
NOW.........................           36,250         53       0.29         29,507         281       1.90
                                 ------------   --------    -------   ------------    --------       ----
   Total interest-bearing
   deposits.................          231,664      3,049       2.63        188,998       3,616       3.83
Federal Home Loan Bank
 advances...................           34,702        555       3.20         26,702         503       3.77
Securities sold under
agreements to repurchase....           12,925        215       3.33         10,869         241       4.43
Trust preferred securities..            5,000         79       3.16          5,000         134       5.36
                                 ------------   --------    -------   ------------    --------       ----
   Total interest-bearing
   liabilities..............          284,291      3,898       2.74        231,569       4,494       3.88
                                                --------    -------                   --------       ----
Non-interest-bearing checking          35,953                               32,270
Other non-interest-bearing
   liabilities..............            1,038                                  935
                                 ------------                         ------------
   Total liabilities........          321,282                              264,774
Stockholders' equity........           19,428                               18,272
                                 ------------                         ------------
   Total liabilities and
     stockholders' equity...     $    340,710                         $    283,046
                                 ============                         ============

Net interest income.........                    $  4,931                              $  4,260
                                                ========                              ========
Net interest rate spread (3)                                   2.62%                                 2.55%

Net interest-earning assets (4)  $     45,363                         $     40,567
                                 ============                         ============
Net interest margin (5).....                                   2.99%                                 3.13%
Average interest-earning
   assets to interest-bearing
   liabilities..............              115.96%                           117.52%
---------------------------------
(1)      Average yields and rates for the six months ended June 30, 2009 and
         2008 are annualized.
(2)      The tax equivalent yield of the investment securities portfolio was
         4.47% and 5.16% for the six months ended June 30, 2009 and 2008, respectively.
(3)      Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)      Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)      Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2009 and
2008

     General. Net income increased $7,000, or 1.4%, to $530,000 for the three months ended June 30, 2009, from $523,000 for the three months ended June 30, 2008. The increase reflected a decline in our interest expense, due primarily to lower funding costs for deposits, offset by an increase in Federal Deposit Insurance Corporation assessments and merger expenses.

     Interest Income. Interest income increased $44,000, or 1.0%, to $4.4 million for the three months ended June 30, 2009, from $4.36 million for the three months ended June 30, 2008. The increase resulted from an increase in the average balance of interest-earning assets of $51.1 million, or 18.3%, to $331.2 million for the three months ended June 30, 2009, from $280.0 million for the three months ended June 30, 2008, offset in part by a decline in the average yield on interest-earning assets of 91 basis points to 5.32% for the three months ended June 30, 2009, from 6.23% for the three months ended June 30, 2008. The increase in the average balance of our interest-earning assets was due to our emphasis on increasing the average balance of our loans and investment securities. The decline in our average yield on interest-earning assets during the three months ended June 30, 2009, as compared to the prior year period was due to the general decline in market interest rates as a result of the Federal Reserve Board's action to lower the federal funds rate by 500 basis points since September, 2007.

     Interest income on investment securities increased $167,000, or 26.5%, to $797,000 for the three months ended June 30, 2009, from $630,000 for the three months ended June 30, 2008. The increase resulted primarily from an increase in the average balance of our securities portfolio, which increased $26.0 million, or 48.6%, to $79.5 million for the three months ended June 30, 2009, from $53.5 million for the three months ended June 30, 2008, due to increased investment in mortgage-backed securities and U.S. agency securities. The average yield on our securities portfolio decreased by 70 basis points, to 4.01% for the three months ended June 30, 2009, from 4.71% for the three months ended June 30, 2008.

     Interest income on loans decreased $104,000, or 2.9%, to $3.5 million for the three months ended June 30, 2009, from $3.6 million for the three months ended June 30, 2008. The average yield on our loan portfolio decreased 87 basis points, to 5.92% for the three months ended June 30, 2009, from 6.79% for the three months ended June 30, 2008, primarily as a result of the decline in interest rates on our prime based adjustable-rate loans. The average balance of loans increased $23.9 million, or 11.3%, to $235.0 million for the three months ended June 30, 2009, from $211.1 million for the three months ended June 30, 2008, reflecting our continued efforts to grow our loan portfolio.

     Interest Expense. Interest expense decreased by $277,000 or 12.7%, to $1.9 million for the three months ended June 30, 2009, from $2.2 million for the prior year period. The decrease resulted primarily from a decrease in interest expense on deposits and trust preferred securities of $275,000 between the three months ended June 30, 2009 and 2008. The average rate we paid on deposits decreased 107 basis points to 2.57% for the three months ended June 30, 2009, from 3.64% for the three months ended June 30, 2008. The average balance of interest bearing deposits increased $40.1 million, or 21%, to $230.9 million for the three months ended June 30, 2009, from $190.9 million for the three months ended June 30, 2008. The growth in our deposits was primarily due to increased participation in our CDARS program.

     Interest expense on certificates of deposit decreased by $71,000 between the three months ended June 30, 2009 and 2008. The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 103 basis points to 3.75% for the three months ended June 30, 2009, from 4.78% for the three months ended June 30, 2008, reflecting lower market rates. Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $26.6 million, or 21.4%, to $150.9 million for the three months ended June 30, 2009, from $124.3 million for the three months ended June 30, 2008, primarily as a result of the growth in our CDARS certificates of deposit. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $183,000 to $72,000 for the three months ended June 30, 2009, from $255,000 for the prior year period.

     Interest expense on FHLB advances increased by $6,000 to $285,000 for the three months ended June 30, 2009, from $279,000 for the prior year period as we used the lower cost borrowings to invest in higher yielding investment securities. Interest expense on trust preferred securities decreased by $20,000 during the three months ended June 30, 2009, as compared to the prior year period.

     Net Interest Income. Net interest income increased by $321,000, or 14.8%, to $2.5 million for the three months ended June 30, 2009, from $2.2 million for the three months ended June 30, 2008. Our net interest rate spread increased 9 basis points to 2.65% for the three months ended June 30, 2009, from 2.56% for the three months ended June 30, 2008, as the cost of our interest bearing liabilities repriced downward faster than the yield on our interest earning assets. Our net interest margin decreased 9 basis points to 3.01% for the three months ended June 30, 2009, from 3.10% for the three months ended June 30, 2008.

     Provision for Loan Losses. We recorded a provision for loan losses of $276,000 for the three months ended June 30, 2009, and a provision for loan losses of $347,000 for the three months ended June 30, 2008. Net charge-offs decreased to $13,000 for the three months ended June 30, 2009, from $208,000 for the three months ended June 30, 2008. The allowance for loans losses was $3.8 million, or 1.56% of total loans receivable at June 30, 2009, compared to $3.0 million, or 1.43% of total loans receivable at June 30, 2008.

     The decrease in the provision for loan losses for the three months ended June 30, 2009, as compared to the prior year period, was based on the decrease in net charge-offs for the period. The allowance for loan losses, as a percentage of non-performing loans, was 60.8% at June 30, 2009, as compared to 42.6% at June 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2009 and 2008.

     Other Income. Other income decreased $45,000 to $311,000 for the three months ended June 30, 2009, from $355,000 for the three months ended June 30, 2008. The decrease was primarily attributable to a $58,000 decrease in investment securities gains offset by a $14,000 increase in other fee income.

     Other Expenses. Other expenses increased $373,000, or 27.2%, to $1.75 million for the three months ended June 30, 2009, from $1.37 million for the three months ended June 30, 2008. The increase was attributable to merger related expenses of $95,000 during the second quarter of 2009, as compared to $21,000 in the prior year period. The increase was also attributable to an increase of $50,000 in salaries and employee benefits expense to $698,000 for the three months ended June 30, 2009, from $649,000 for the three months ended June 30, 2008. This increase was attributable to increased benefit costs, primarily health insurance, and the addition to our staff of one full time equivalent employee. Insurance increased $171,000 for the three months ended June 30, 2009, compared to the prior year period, due to increased Federal Deposit Insurance Corporation assessments along with an assessment to help replenish the Deposit Insurance Fund. During 2009, we anticipate paying significantly higher deposit insurance premiums than in prior years, reflecting the Federal Deposit Insurance Corporation's efforts to recapitalize the Deposit Insurance Fund through increased assessments and special assessments.

     Income Tax Expense. The provision for income taxes was $253,000 for the three months ended June 30, 2009, compared with $286,000 for the prior year period, reflecting a decrease in the state corporate income tax rate between the comparative periods and an increase in tax-exempt municipal interest income for 2009 as compared to 2008.. Our effective tax rate was 32.3% for the three months ended June 30, 2009, compared to 35.3% for the three months ended June 30, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

     General. Net income decreased $296,000, or 27.7%, to $771,000 for the six months ended June 30, 2009, from $1,1 million for the six months ended June 30, 2008. The decrease reflected a decline in our other income, due primarily to impairment losses on held-to-maturity securities.

     Interest Income. Interest income increased $75,000, or 0.9%, to $8.83 million for the six months ended June 30, 2009, from $8.75 million for the six months ended June 30, 2008. The increase resulted from an increase in the average balance of interest-earning assets of $57.5 million, or 21.1%, to $329.7 million for the six months ended June 30, 2009, from $272.1 million for the six months ended June 30, 2008, offset in part by a decline in the average yield on interest-earning assets of 107 basis points to 5.36% for the six months ended June 30, 2009, from 6.43% for the six months ended June 30, 2008. The increase in the average balance of our interest-earning assets was due to our emphasis on increasing the average balance of our loans and investment securities. The decline in our average yield on interest-earning assets during the six months ended June 30, 2009, as compared to the prior year period was due to the general decline in market interest rates as a result of the Federal Reserve Board's action to lower the federal funds rate by 500 basis points since September, 2007.

     Interest income on investment securities increased $496,000, or 41.6%, to $1.7 million for the six months ended June 30, 2009, from $1.2 million for the six months ended June 30, 2008. The increase resulted primarily from an increase in the average balance of our securities portfolio, which increased $31.0 million, or 61.8%, to $81.3 million for the six months ended June 30, 2009, from $50.3 million for the six months ended June 30, 2008, due to increased investment in mortgage-backed securities and U.S. agency securities. The average yield on our securities portfolio decreased by 59 basis points, to 4.15% for the six months ended June 30, 2009, from 4.74% for the six months ended June 30, 2008.

     Interest income on loans decreased $454,000, or 6.2%, to $6.8 million for the six months ended June 30, 2009, from $7.3 million for the six months ended June 30, 2008. The average yield on our loan portfolio decreased 105 basis points, to 5.96% for the six months ended June 30, 2009, from 7.01% for the six months ended June 30, 2008, primarily as a result of the decline in interest rates on our prime based adjustable-rate loans. The average balance of loans increased $21.6 million, or 10.4%, to $229.7 million for the six months ended June 30, 2009, from $208.1 million for the six months ended June 30, 2008, reflecting our continued efforts to grow our loan portfolio.

     Interest Expense. Interest expense decreased by $596,000 or 13.3%, to $3.9 million for the six months ended June 30, 2009, from $4.5 million for the prior year period. The decrease resulted primarily from a decrease in interest expense on deposits and trust preferred securities of $622,000 between the six months ended June 30, 2009 and 2008. The average rate we paid on deposits decreased 120 basis points to 2.63% for the six months ended June 30, 2009, from 3.83% for the six months ended June 30, 2008. The average balance of interest bearing deposits increased $42.7 million, or 22.6%, to $231.7 million for the six months ended June 30, 2009, from $189 million for the six months ended June 30, 2008. The growth in our deposits was primarily due to increased participation in our CDARS program coupled with an increase in our core deposits for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.

     Interest expense on our certificates of deposit decreased by $96,000 between the six months ended June 30, 2009 and 2008. The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 105 basis points to 3.84% for the six months ended June 30, 2009, from 4.89% for the six months ended June 30, 2008, reflecting lower market rates. Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $28.6 million, or 23.3%, to $151.1 million for the six months ended June 30, 2009, from $122.5 million for the six months ended June 30, 2008, primarily as a result of the growth in our CDARS certificates of deposit. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $471,000 to $150,000 for the six months ended June 30, 2009, from $621,000 for the prior year period.

     Interest expense on FHLB advances increased by $52,000 to $555,000 for the six months ended June 30, 2009, from $503,000 for the prior year period as we used the lower cost borrowings to invest in higher yielding investment securities. Interest expense on trust preferred securities decreased by $55,000 during the six months ended June 30, 2009, as compared to the prior year period.

     Net Interest Income. Net interest income increased by $671,000, or 15.8%, to $4.93 million for the six months ended June 30, 2009, from $4.26 million for the six months ended June 30, 2008. Our net interest rate spread increased 7 basis points to 2.62% for the six months ended June 30, 2009, from 2.55% for the six months ended June 30, 2008, as the cost of our interest bearing liabilities repriced downward faster than the yield on our interest earning assets. Our net interest margin decreased 14 basis points to 2.99% for the six months ended June 30, 2009, from 3.13% for the six months ended June 30, 2008.

     Provision for Loan Losses. We recorded a provision for loan losses of $542,000 for the six months ended June 30, 2009, and a provision for loan losses of $499,000 for the six months ended June 30, 2008. Net charge-offs totaled $14,000 for the six months ended June 30, 2009, compared to $302,000 for the six months ended June 30, 2008. The allowance for loans losses was $3.8 million, or 1.56% of total loans receivable at June 30, 2009, compared to $3.0 million, or 1.43% of total loans receivable at June 30, 2008.

     The increase in the provision for loan losses for the six months ended June 30, 2009, as compared to the prior year period, was based on the uncertainty in the broader economy. The allowance for loan losses, as a percentage of non-performing loans, was 60.8% at June 30, 2009, as compared to 42.6% at June 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2009 and 2008.

     Other Income. Other income decreased $517,000 to $93,000 for the six months ended June 30, 2009, from $610,000 for the six months ended June 30, 2008. The decrease was primarily attributable to a loss of $500,000 in held-to-maturity investment securities for the six months ended June 30, 2009. The loss related to an other-than-temporary impairment charge on our entire investment in Silverton Bank corporate bonds. Based on regulatory concerns culminating with the failure of Silverton Bank on May 1, 2009, management concluded that the value of the bonds would not recover for the foreseeable future.

     Other Expenses. Other expenses increased $659,000, or 24.2%, to $3.4 million for the six months ended June 30, 2009, from $2.7 million for the six months ended June 30, 2008. The increase was attributable to merger related expenses of $260,000 during the first six months of 2009, as compared to $21,000 in the prior year period. The increase was also attributable to an increase of $107,000 in salaries and employee benefits expense to $1.4 million for the six months ended June 30, 2009, from $1.3 million for the six months ended June 30, 2008. This increase was attributable to increased benefit costs, primarily health insurance and the addition to our staff of one full time equivalent employees. Insurance increased $236,000 for the six months ended June 30, 2009, compared to the prior year period, due to increased Federal Deposit Insurance Corporation assessments in the first six months of 2009. During 2009, we anticipate paying significantly higher deposit insurance premiums then in prior years, reflecting the Federal Deposit Insurance Corporation's efforts to recapitalize the Deposit Insurance Fund through increased assessments and special assessments.

     Income Tax Expense. The provision for income taxes was $331,000 for the six months ended June 30, 2009, compared with $584,000 for the prior year period, reflecting the decrease in income before income tax between the comparative periods. Our effective tax rate was 30% for the six months ended June 30, 2009, compared to 35.4% for the six months ended June 30, 2008.

Liquidity and Capital Resources

     Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater. At June 30, 2009, this ratio was 27.14%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2009.

     We regularly adjust our investments in liquid assets based upon our assessment of:

         (i)   expected loan demand and repayment;

         (ii)  expected deposit flows;

         (iii) yields available on interest-earning deposits and securities; and

         (iv)  the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

     Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2009, cash and cash equivalents totaled $6.7 million. At June 30, 2009, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.0 million at June 30, 2009, and we had $37.0 million in outstanding borrowings at June 30, 2009. We had $85.7 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of June 30, 2009.

     At June 30, 2009, we had $6.6 million in outstanding loan commitments. In addition to outstanding loan commitments, we had $27.5 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2009 totaled $96.0 million, or 35.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2009, First Sentry Bank exceeded all regulatory capital requirements. First Sentry Bank is considered "well capitalized" under regulatory guidelines.

Off-Balance Sheet Arrangements and Contractual Obligations

     Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we originate.

     Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended June 30, 2009, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company's consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company's results of operations.

ITEM 1A. RISK FACTORS

     Not required for smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS

     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FIRST SENTRY BANCSHARES, INC.
                                       (Registrant)


    Date: September 21, 2009           /s/ Geoffrey S. Sheils
                                       --------------------------------------
                                       Geoffrey S. Sheils
                                       President and Chief Executive Officer



    Date: September 21, 2009           /s/ Richard D. Hardy
                                       --------------------------------------
                                       Richard D. Hardy
                                       Senior Vice President and Chief Financial
                                       Officer

                                INDEX TO EXHIBITS


Exhibit
Number      Description
-------     -----------
31.1 Certification of Geoffrey S. Sheils, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32 Certification of Geoffrey S. Sheils, President and Chief Executive Officer, and Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.