Form 10-Q
period 2009-09-30
First Sentry Bancshares, Inc.
filed 2009-11-16
CIK 1451432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2009
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For transition period from ____________to_____________

                        Commission File Number 000-53790


                          FIRST SENTRY BANCSHARES, INC.
                        ---------------------------------
               (Exact Name of Registrant as Specified in Charter)

         West Virginia                                   03-0398338
----------------------------------          -----------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or organization )


   823 Eighth Street, Huntington, West Virginia                     25701
   --------------------------------------------                   ----------
    (Address of Principal Executive Offices)                      (Zip Code)

                                 (304) 522-6400
               --------------------------------------------------
               Registrant's telephone number, including area code

                           Not Applicable
    --------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ ]   No [X].

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

   Large accelerated filer   [ ]            Accelerated filer     [ ]
   Non-accelerated filer     [ ]       Smaller reporting company  [X]

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes   [ ] No [X].

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the latest practicable date.

    1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of November 13, 2009.

                       FIRST SENTRY BANCSHARES, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents


PART I FINANCIAL INFORMATION...................................................1

ITEM 1. FINANCIAL STATEMENTS...................................................1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS.......................................................20

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND
  DECEMBER 31, 2008...........................................................21

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
  AND 2008....................................................................24

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
  AND 2008....................................................................27

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....30

ITEM 4T.      CONTROLS AND PROCEDURES.........................................30

PART II OTHER INFORMATION.....................................................30

ITEM 1.       LEGAL PROCEEDINGS...............................................30
ITEM 1A.      RISK FACTORS....................................................30
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....30
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.................................30
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............30
ITEM 5.       OTHER INFORMATION...............................................31
ITEM 6.       EXHIBITS........................................................31
SIGNATURES    ................................................................32

                          PART I    FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              September 30, 2009 (Unaudited) and December 31, 2008
                             (Dollars in Thousands)


                                                                   September 30,        December 31,
                                                                       2009                  2008
                                                                                 (Unaudited)
ASSETS
Cash and due from banks                                                 $  8,124          $  7,534
Federal funds sold                                                            30                 -
                                                                        --------          --------
           Cash and cash equivalents                                       8,154             7,534

Interest-earning deposits                                                 13,628            18,677
Investments available-for-sale                                            83,069            70,659
Investments held-to-maturity                                              16,215             9,286
Federal Home Loan Bank stock, at cost                                      3,038             2,177
Loans, net of allowance of $3,740 (unaudited)
  and $3,227, respectively                                               352,661           220,945
Interest receivable                                                        2,315             1,652
Bank premises and equipment, net                                           6,934             4,858
Other real estate owned                                                    2,979             1,491
Goodwill and core deposit intangible                                       1,904                 -
Other assets                                                               2,168             1,218
                                                                        --------          --------
                                                                        $493,065          $338,497
                                                                        ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
        Noninterest-bearing                                             $ 54,123          $ 39,724
        Interest-bearing                                                 336,299           225,476
                                                                        --------          --------
           Total deposits                                                390,422           265,200

     Securities sold under agreements to repurchase                       19,540            12,498
     Federal Home Loan Bank advances                                      43,080            35,560
     Federal funds purchased                                                   -               518
     Interest payable                                                      1,163               707
     Income taxes payable                                                      -                11
     Other liabilities                                                       374               319
                                                                        --------          --------
                                                                         454,579           314,813
                                                                        --------          --------
TRUST PREFERRED SECURITIES                                                 9,000             5,000
                                                                        --------          --------
STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 5,280,000 shares authorized
        1,437,651 issued and outstanding at September 30, 2009
          (unaudited) and 1,056,000 issued and outstanding at
           December 31, 2008                                               1,438             1,056
     Additional paid-in capital                                           15,277             6,144
     Retained earnings                                                    11,906            11,451
     Accumulated other comprehensive income                                  865                33
                                                                        --------          --------
                                                                          29,486            18,684
                                                                        --------          --------
                                                                        $493,065          $338,497
                                                                        ========          ========

See Notes to Consolidated Financial Statements

                          FIRST SENTRY BANCSHARES, INC.
                                AND SUBSIDIARIES
                  Consolidated Statements Of Income (Unaudited)
                             (Dollars in thousands)


                                                            Three Months Ended                   Nine Months Ended
                                                                September 30,                       September 30,
                                                           2009              2008              2009              2008
                                                         -------           -------           -------           -------
INTEREST INCOME
     Loans, including fees                                $ 3,723          $ 3,574           $10,565           $10,870
     Investment securities                                    771              720             2,459             1,951
     Interest-earning deposits and cash equivalents           125              172               424               414
                                                          -------          -------           -------           -------
                                                            4,619            4,466            13,448            13,235
                                                          -------          -------           -------           -------
INTEREST EXPENSE
     Deposits                                               1,503            1,812             4,553             5,430
     Securities sold under agreements to repurchase            96              127               311               368
     Trust preferred securities                                28               56               106               189
     Advances                                                 303              292               858               793
                                                          -------          -------           -------           -------
                                                            1,930            2,287             5,828             6,780
                                                          -------          -------           -------           -------
        NET INTEREST INCOME                                 2,689            2,179             7,620             6,455

PROVISION FOR LOAN LOSSES                                     861              264             1,403               763
                                                          -------          -------           -------           -------
        NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                        1,828            1,915             6,217             5,692
                                                          -------          -------           -------           -------
OTHER INCOME
     Service fees                                              18               13                46                42
     Securities gains                                           2               36                60               112
     Gains from trading activities                              -                -                 -                 4
     Impairment losses on held-to-maturity securities           -                -              (500)                -
     Other charges, commissions and fees                      322              283               829               784
                                                          -------          -------           -------           -------
                                                              342              332               435               942
                                                          -------          -------           -------           -------
OTHER EXPENSES
     Salaries and employee benefits                           724              651             2,121             1,942
     Equipment and occupancy expenses                         143              166               455               499
     Data processing                                          136              112               397               307
     Professional fees                                         59               16               153               119
     Taxes, other than payroll, property and income            51               49               147               155
     Insurance                                                158               50               497               153
     Other expenses                                           455              388             1,336               979
                                                          -------          -------           -------           -------
                                                            1,726            1,432             5,106             4,154
                                                          -------          -------           -------           -------
        INCOME BEFORE INCOME TAX                              444              815             1,546             2,480

INCOME TAX EXPENSE                                            125              294               457               877
                                                          -------          -------           -------           -------
        NET INCOME                                        $   319          $   521           $ 1,089           $ 1,603
                                                          =======          =======           =======           =======
WEIGHTED AVERAGE EARNINGS PER SHARE                       $  0.30          $  0.49           $  1.02           $  1.52
                                                          =======          =======           =======           =======

See Notes to Consolidated Financial Statements

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                           2009              2008              2009              2008

Net income                                                 $  319            $  521            $1,089            $1,603
                                                           ------            ------            ------            ------
Other comprehensive income:
     Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising
           during the period                                1,552               371             1,277              (294)
        Less:  reclassification adjustment for gains
           included in net income                              (2)              (37)              (60)             (112)
                                                            ------            ------            ------           ------
                                                            1,550               334             1,217              (406)
     Cumulative-effect adjustment to apply SFAS
        Statement No. 115 for transfer of securities
        from available-for-sale to held-to-maturity            24                 -                38                 -

        Adjustment for income tax (expense) benefit          (559)             (130)             (422)              158
                                                           ------            ------            ------            ------
Other comprehensive income (loss), net of tax               1,015               204               833              (248)
                                                           ------            ------            ------            ------
Comprehensive income                                       $1,334            $  725            $1,922            $1,355
                                                           ======            ======            ======            ======


See Notes to Consolidated Financial Statements
                                       3

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)

                                                                    September 30,     September 30,
                                                                        2009              2008

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                           $ 1,089           $ 1,603
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Provision for loan losses                                        1,403               763
        Depreciation and amortization                                      259               294
        Investment securities amortization (accretion), net                324                70
        Securities and trading asset losses (gains)                        (60)             (116)
        Impairment loss on held-to-maturity securities                     500                 -
        Write down of foreclosed properties                                 42                 -
        Changes in:
           Trading assets                                                    -             3,996
           Interest receivable                                            (633)             (203)
           Other assets                                                 (5,139)             (835)
           Interest payable                                                456                33
           Income taxes payable                                            (11)               12
           Other liabilities                                                54              (189)
                                                                       -------           -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     (1,716)            5,428
                                                                       -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest-earning deposits                5,049           (14,920)
     Maturities of investments available-for-sale                        1,000             1,000
     Redemptions of investments available-for-sale                      43,921            23,167
     Purchase of investments for available-for-sale                    (54,398)          (44,838)
     Maturities of investments held-to-maturity                          1,160                 -
     Purchase of investments held-to-maturity                          (11,137)                -
     Sale of Federal Home Loan Bank Stock                                 (861)             (391)
     Net increase in loans                                            (132,229)           (9,722)
     Proceeds from sale of foreclosed properties                             9               245
     Purchases of premises and equipment                                (2,326)             (357)
                                                                       -------           -------
NET CASH USED IN INVESTING ACTIVITIES                                 (149,812)          (45,816)
                                                                       -------           -------
CASH FLOWS FROM FINANCING ACTIVITES
     Net increase in deposits                                          125,222            40,517
     Net change in agreements to repurchase securities                   7,042             1,587
     Net change in FHLB loans                                            7,521            10,000
     Net decrease in federal funds purchased                              (518)             (158)
     Increase in trust preferred securities                              4,000                 -
     Fair market value of stock issued in business combination           9,515                 -
     Cash dividends paid                                                  (634)             (634)
                                                                       -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              152,148            51,312
                                                                       -------           -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    620            10,924

CASH AND DUE FROM BANKS, BEGINNING                                       7,534             7,129
                                                                       -------           -------
CASH AND DUE FROM BANKS, ENDING                                        $ 8,154           $18,053
                                                                       =======           =======

See Notes to Consolidated Financial Statements
                                       4

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine Months Ended September 30, 2009 and 2008 (Unaudited)
                             (Dollars in Thousands)


                                                                    September 30,     September 30,
                                                                        2009              2008

SUPPLEMENTAL DISCLOSURES
     Cash paid for interest on deposits and borrowings                $ 5,372           $ 6,748
                                                                      =======           =======
     Cash paid for income taxes                                       $   647           $   883
                                                                      =======           =======
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
     Loans transferred to foreclosed real estate                      $ 1,530            $  129
                                                                      =======           =======
     Net change in unrealized holding gain (loss)
       on investments available-for-sale                              $ 1,217            $ (406)
                                                                      =======           =======

See Notes to Consolidated Financial Statements
                                       5

NOTE 1.   BASIS OF PRESENTATION

Principles of consolidation: The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Sentry Bank (the "Bank") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. All significant inter-company balances have been eliminated in consolidation.

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

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (R), Business Combinations, which applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. An entity may not apply it before that date. This statement retains the fundamental requirements in Statement No. 141 that the acquisition method of accounting (formerly called purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date the acquirer achieves control. The Statement retains guidance for identifying and recognizing intangible assets separately from goodwill. The revisions apply to the acquisition of Guaranty Financial Services, Inc. and may have an impact on the Company for the manner of recording any future acquisitions.

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

In April 2009, the FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." FSP SFAS No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company's results of operations or financial position.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments." FSP SFAS No. 115-2 and SFAS No. 124-2 applies to debt securities classified as available-for-sale and held-to-maturity and makes other-than-temporary impairment guidance more operational and improves related presentation and disclosure requirements. This FSP requires that impairment losses related to credit losses will be included in earnings. Impairments related to other factors will be included in other comprehensive income, when management asserts it does not have the intent to sell the security and it is not more likely than not that it will have to sell the security before its recovery. For debt securities held at the beginning of the interim period of adoption for which an other-than-temporary impairment was previously recognized, if the entity does not intend to sell and it is not more likely than not that it will be required to sell the security before recovery of its amortized cost basis, the entity will recognize the cumulative-effect adjustment, including related tax effects, to the beginning balance of retained earnings and corresponding adjustment to accumulated other comprehensive income. FSP SFAS No. 115-2 and SFAS No. 124-2 is effective for interim and annual periods ending after June 15, 2009. This FSP amends SFAS No. 115 and other related guidance. Early adoption is permitted for periods ending after March 15, 2009. This FSP amends SFAS No. 157 and supersedes FSP SFAS No. 157-3. The adoption of these FSP's on April 1, 2009 did not have a material impact on the Company's results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("FAS 165"). FAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on the Company's financial condition, results of operations or disclosures.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company's results of operations or financial position.

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at September 30, 2009 (unaudited) and December 31, 2008 are as follows:


                                                       Amortized        Unrealized         Unrealized             Fair
                                                         Cost              Gains             Losses               Value
September 30, 2009 (unaudited):
    Held-to-maturity:
      State and political                          $        14,867     $          29    $            457    $        15,295
      Corporate securities                                   1,348                 -                 134              1,482
                                                   ---------------     -------------    ----------------    ---------------
                                                            16,215                29                 591             16,777
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            16,143                 -                 580             16,723
      U.S. agency                                           52,427                73                 636             52,990
      State and political                                   12,108                31                 284             12,361
       Corporate securities                                    726                 -                 269                995
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        97,619     $         133    $          2,360    $        99,846
                                                   ===============     =============    ================    ===============
December 31, 2008:
    Held-to-maturity:
      State and political                          $         7,459     $           -    $              -    $         7,459
      Corporate securities                                   1,827                 -                   -              1,827
                                                   ---------------     -------------    ----------------    ---------------
                                                             9,286                 -                   -              9,286
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            11,394               442                   -             11,836
      U.S. agency                                           50,241               735                   7             50,969
      State and political                                    8,495                15                 656              7,854
                                                   ---------------     -------------    ----------------    ---------------
                                                            70,130             1,192                 663             70,659
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        79,416     $       1,192    $            663    $        79,945
                                                   ===============     =============    ================    ===============

The amortized cost and estimated fair value of securities at September 30, 2009 (unaudited) and December 31, 2008, by contractual maturity, are as follows:

                                                              Held-to-Maturity                   Available-for-Sale
                                                       Amortized           Fair              Amortized           Fair
                                                         Cost             Value                 Cost             Value
                                                   ---------------   ----------------    -----------------  ---------------
September 30, 2009 (unaudited):
    One year or less                               $           409   $            409     $            948  $           949
    After one year through five years                        3,684              3,702               19,852           20,045
    After five years through ten years                       3,204              3,300               21,314           21,958
    After ten years                                          8,921              9,366               39,290           40,117
                                                   ---------------   ----------------    -----------------  ---------------
                                                   $        16,218   $         16,777    $          81,404  $        83,069
                                                   ===============   ================    =================  ===============
December 31, 2008:
    One year or less                               $             -   $              -    $           4,266  $         4,284
    After one year through five years                          480                480               16,329           16,539
    After five years through ten years                       1,759              1,759               15,743           15,958
    After ten years                                          7,047              7,047               33,792           33,878
                                                   ---------------   ----------------    -----------------  ---------------
                                                   $         9,286   $          9,286    $          70,130  $        70,659
                                                   ===============   ================    =================  ===============

During the Company's annual evaluation of security investment classifications on December 31, 2008, management transferred certain securities from the classification of "available-for-sale" to "held-to-maturity." The securities transferred included fifteen municipal securities acquired during 2008 with a book value of $7,546 and fair market value of $7,459. In addition, three corporate securities acquired during 2008 were transferred from "available-for-sale" to "held-to-maturity" with a book value of $2,031 and market value of $1,827. The securities have been transferred under SFAS No. 115 as of December 31, 2008, and the cumulative-effect adjustment of the reclassification was a decrease to other comprehensive income in the amount of $290 and a reduction to the cost basis of the transferred securities by the same amount. The adjustment of $290 recorded in other comprehensive income will be amortized over the life of the securities transferred.

Securities with a carrying value of $59,690 and $31,845 were pledged at September 30, 2009 (unaudited) and December 31, 2008, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at September 30, 2009 (unaudited) and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

                                                      Less Than Twelve Months                   Over Twelve Months
                                                 -----------------------------------    -----------------------------------
                                                      Gross                                   Gross
                                                   Unrealized             Fair             Unrealized             Fair
                                                     Losses               Value              Losses               Value
                                                 ---------------     ---------------    ----------------    ---------------
September 30, 2009 (unaudited):
    Held-to-maturity
       State and political                       $             -     $             -    $              -    $             -
       Corporate securities                                    -                   -                   -                  -
    Available-for-sale
       Mortgage-backed securities                              -                   -                   -                  -
       U.S. agencies                                          72               6,997                   -                  -
       State and political                                     -                   -                  31                503
       Corporate securities                                    -                   -                   -                  -
                                                 ---------------     ---------------    ----------------    ---------------
                                                 $           603     $        28,171    $            125    $         1,027
                                                 ===============     ===============    ================    ===============
December 31, 2008:
    Available-for-sale
       U.S. Agencies                                           7                 990                   -                  -
       State and political                                   534               5,920                 123                381
                                                 ---------------     ---------------    ----------------    ---------------
                                                 $           541     $         6,910    $            123    $           381
                                                 ===============     ===============    ================    ===============

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

During the first quarter of 2009, the Company recognized an other-than-temporary impairment charge of $500 on Silverton Bank (formerly "The Bankers Bank") corporate bonds that were previously classified as held-to-maturity securities. In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver. A bridge bank was formed to facilitate liquidation of Silverton Bank. The other-than-temporary impairment charge was recorded based on this information and management's belief that the market prices of these bonds are unrecoverable. At September 30, 2009 (unaudited), the Company did not have any remaining investments in Silverton Bank corporate bonds.

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

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:                                        September 30,
                                                                                          2009              December 31,
                                                                                       (unaudited)              2008
                                                                                    ------------------    ------------------
       Loans
         Commercial                                                                 $      115,364         $       68,116
         Commercial real estate                                                            160,473                107,458
         Residential real estate                                                            55,033                 35,543
         Consumer                                                                           25,605                 13,091
                                                                                    --------------         --------------
                                                                                           356,475                224,208
     Less deferred loan fees                                                                   (74)                   (36)
                                                                                    --------------         --------------
                                                                                           356,401                224,172
                                                                                    --------------         --------------
     Allowance for loan losses
         Balances, beginning of year                                                         3,227                  2,852
         Provision for losses                                                                1,403                  1,189
         Recoveries on loans                                                                    18                     11
         Loans charged off                                                                    (908)                  (825)
                                                                                    --------------         --------------
                                                                                             3,740                  3,227
                                                                                    --------------         --------------
                                                                                    $      352,661         $      220,945
                                                                                    ==============         ==============

The scheduled maturities of loans are as follows:


                                                                                    September 30,
                                                                                        2009              December 31,
                                                                                     (unaudited)              2008
                                                                                    --------------       --------------
     Three months or less                                                           $       86,583       $       67,030
     Over three months through twelve months                                                48,509               32,578
     Over one year through three years                                                      66,211               48,272
     Over three years through five years                                                   105,580               64,772
     Over five years through fifteen years                                                  36,006               10,188
     Over fifteen years                                                                     13,586                1,368
                                                                                    --------------       --------------
                                                                                    $      356,475       $      224,208
                                                                                    ==============       ==============

Loans classified as nonaccrual totaled $1,341 and $1,089 as of September 30, 2009 (unaudited) and December 31, 2008, respectively. At September 30, 2009 (unaudited) there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual. Total loans past-due ninety days or more and still accruing at September 30, 2009 (unaudited) and December 31, 2008 totaled $527 and $22, respectively.

The average recorded investment in impaired loans at September 30, 2009 (unaudited) and December 31, 2008 was $1,187 and $815, respectively. The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired. The following is a summary of loans considered impaired:

                                                                                      September 30,
                                                                                          2009              December 31,
                                                                                       (unaudited)              2008
                                                                                    ---------------      ---------------
  Gross impaired loans                                                              $         1,868      $         1,111
  Less valuation allowance for impaired loans                                                   490                  635
                                                                                    ---------------      ---------------
  Recorded investment in impaired loans                                             $         1,378      $           476
                                                                                    ===============      ===============


NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for September 30, 2009 (unaudited) and December 31, 2008 is as follows:


                                                                                    September 30,
                                                                                        2009              December 31,
                                                                                     (unaudited)              2008
                                                                                    --------------       -------------
   Balance at beginning of year                                                     $        1,491       $       1,699
     Properties acquired                                                                     1,539                  57
     Subsequent write-downs                                                                    (42)                  -
     Gross proceeds from sales                                                                  (9)               (245)
     Gains (losses) recorded                                                                     -                 (20)
                                                                                    --------------       -------------
                                                                                    $        2,979       $       1,491
                                                                                    ==============       =============

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB. The Bank's maximum borrowing capacity from the FHLB was $131,128 at September 30, 2009 (unaudited) and $102,722 at December 31, 2008.

The Bank has advances from the FHLB totaling $43,080 at September 30, 2009 (unaudited) and $35,560 at December 31, 2008. The advances are secured by residential and commercial real estate loans and pledged securities. They have various scheduled maturity dates beginning with October 1, 2009 through May 19, 2022. The interest rate is determined at the time the advances are made and currently range from .70% to 4.77%. The FHLB advances are scheduled for repayment as follows:

                 Year                           Amount
               -------                        ----------
                 2009                 $        13,859
                 2010                           8,000
                 2011                           5,000
                 2012                           5,000
                 2013                               -
              Thereafter                       11,221
                                      ---------------
                                      $        43,080
                                      ===============


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

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.88% at September 30, 2009, unaudited, and 3.58% at December 31, 2008) and distributions were $106 for the nine months ended September 30, 2009 (unaudited) and $244 for the year ended December 31, 2008. The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

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

At the close of business on September 25, 2009, First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the "Trust") as part of the acquisition of Guaranty Financial Services, Inc. In June 2003, the trust issued $4 million of Floating Rate Trust Preferred Securities. The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 3.10% with a current rate of 3.38% at September 30, 2009 (unaudited). First Sentry Bancshares, Inc. now guarantees the trust preferred securities and this guarantee, when taken together with the Company's obligations under the trust debenture, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities. The trust preferred securities have a 30-year term but are redeemable, in whole or in part, by the Company on or after June 26, 2008. First Sentry Bancshares, Inc. may cause the trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods. During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

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

The Bank is subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2009 (unaudited) and December 31, 2008, that the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2007, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. As of September 30, 2009 (unaudited) and December 31, 2008, the Bank is categorized as well capitalized as disclosed in the following table. The Bank's actual and required capital amounts and ratios as of September 30, 2009 (unaudited) and December 31, 2008 are as follows:

                                                                                                           To Be Well
                                                                                                          Capitalized
                                                                                                        Under The Prompt
                                                                              For Capital                  Corrective
                                                  Actual                   Adequacy Purposes            Action Provisions
                                             Amount         Ratio         Amount           Ratio          Amount       Ratio
                                             ------         -----         ------           -----          ------       -----
   September 30, 2009 (unaudited):
   Total Risk-Based Capital
      (to Risk-Weighted Assets)         $        39,132      11.3%    $        27,713         8%   $         34,642        10%
   Tier l Capital
      (to Risk-Weighted Assets)                  35,422      10.2%             13,857         4%             20,785         6%
   Tier l Capital
      (to Adjusted Total Assets)                 35,422       7.2%             19,660         4%             24,575         5%

   December 31, 2008:
   Total Risk-Based Capital
      (to Risk-Weighted Assets)         $        26,690      12.0%    $        17,285         8%   $         22,184        10%
   Tier l Capital
      (to Risk-Weighted Assets)                  23,911      10.8%              8,643         4%             13,310         6%
   Tier l Capital
      (to Adjusted Total Assets)                 23,911       7.3%             12,332         4%             16,377         5%

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 and 157. SFAS 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates. The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 1 for further information on the fair value hierarchy) as reported on September 30, 2009 (unaudited) and December 31, 2008. As required by SFAS No. 157, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                                                    Fair Value Measurements at Reporting Date Using:
                                                              --------------------------------------------------------------
                                                                Quoted Prices          Significant
                                                                Active Markets            Other              Significant
                                                                for Identical           Observable          Unobservable
                                                                    Assets                Inputs               Inputs
                                             Balance               (Level 1)             (Level 2)            (Level 3)
                                        -------------------   ------------------   -------------------   ------------------
September 30, 2009 (unaudited):
     Assets:
         Investment securities:
            Available-for-sale          $            83,069   $                -   $            83,069   $                -
                                        ===================   ==================   ===================   ==================
December 31, 2008:
     Assets:
         Investment securities:
            Available-for-sale          $            70,659   $                -   $            70,659   $               -
                                        ===================   ==================   ===================   ==================

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

The estimated fair values of the Bank's financial instruments at September 30, 2009 (unaudited) and December 31, 2008 do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.  MERGER

On September 25, 2009, First Sentry Bancshares, Inc. completed its merger with Guaranty Financial Services, Inc. ("Guaranty") as contemplated by the Agreement and Plan of Merger by and between the Company and Guaranty, dated August 22, 2008, and as amended as of June 4, 2009 (the "Agreement"). Under terms of the Agreement, each share of Guaranty common stock was converted into the right to receive one share of Company common stock. The aggregate merger consideration was approximately 381,651 shares of Company common stock. The transaction was valued at approximately $9.5 million. Guaranty was a one-bank holding company, with its principal asset consisting of 100% common stock ownership of Guaranty Bank & Trust Company ("Guaranty Bank"). Guaranty Bank was merged into First Sentry Bank, Inc. at the close of business on September 25, 2009. At the time of the merger Guaranty Bank had approximately $149.0 million in total assets.

NOTE 10.  RECENT DEVELOPMENTS

On November 12, 2009, the Federal Deposit Insurance Corporation issued a final rule pursuant to which all insured depository institutions, subject to limited exceptions, are required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. This pre-payment will be due on December 30, 2009. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 16, 2009, which is the date that the Company's financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

     Total assets increased $154.6 million, or 45.6%, to $493.1 million at September 30, 2009 from $338.5 million at December 31, 2008. Approximately $149.0 million of the increase was the result of the merger of Guaranty Bank into First Sentry Bank, Inc.

     Investments classified as available for sale increased $12.4 million, or 17.6%, to $83.1 million at September 30, 2009 from $70.7 million at December 31, 2008. Investments classified as held to maturity increased $6.9 million or 74.6%, to $16.2 million at September 30, 2009, as compared to $9.3 million at December 31, 2008. We received $23.8 million of available for sale and held to maturity investments from Guaranty Bank as a result of the merger. Excluding the investments received from Guaranty Bank, total investments decreased $4.5 million. We purchased $41.6 million of securities during the first nine months of 2009 (excluding investments received from the merger with Guaranty Bank) while $46.1 million of securities were called or matured during this period. We used the net $4.5 million difference in cash received from bond calls and securities maturing that was not reinvested into securities to fund additional loan growth. Purchases of investment securities were primarily shorter-term U.S. agency securities with maturities up to five years or longer-term maturity step bonds, and to a lesser extent, shorter-term municipal bonds with maturities of three years or less. The investments acquired from Guaranty Bank were U.S. agency securities, municipal bonds, agency mortgage-backed securities and corporate bonds.

     Loans, net of allowance, increased $131.7 million, or 59.6%, to $352.7 million at September 30, 2009, from $220.9 million at December 31, 2008. We acquired $110.2 million of loans from Guaranty Bank, including $41.5 million of commercial loans and $39.4 million of commercial real estate loans. During the first nine months of 2009, we continued to focus on loan growth in response to customer demand, which was primarily in our commercial business and commercial real estate portfolios. Excluding loans received from the merger with Guaranty Bank, commercial business loans increased $5.7 million and commercial real estate loans increased $13.6 million from December 31, 2008.

     Interest earning deposits and cash and cash equivalents decreased $4.4 million, or 16.9%, to $21.8 million at September 30, 2009, from $26.2 million at December 31, 2008. The decrease in interest earning deposits and cash and cash equivalents was due to increased loan demand.

     Deposits increased $125.5 million, or 47.2%, to $390.4 million at September

30,  2009,  from  $265.2  million at December  31,  2008.  We acquired  deposits totaling $113.4 million from Guaranty Bank, including $43.0 million of core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) and $70.4 million of certificates of deposit. Excluding deposits acquired from Guaranty Bank, core deposits increased $4.0 million and certificates of deposit increased $30.6 million from December 31, 2008. The growth in our certificates of deposit can be attributed to increased participation in our CDARS program coupled with an increase in deposits within our general market area. The increase in our core deposits was the result of organic growth during the first nine months of 2009 within our general market area.

     Securities sold under agreements to repurchase increased $7.0 million, or 56.3%, to $19.5 million at September 30, 2009, from $12.5 million at December 31, 2008. The acquisition of Guaranty Bank accounted for an increase of $11.0 million of securities sold under agreements to repurchase that was partially offset by the maturing of term repurchase agreements during the first nine months of 2009.

     Federal Home Loan Bank borrowings increased $7.5 million, or 21.1%, to $43.1 million at September 30, 2009, from $35.6 million at December 31, 2008. We acquired $12.5 million of FHLB borrowings from Guaranty Bank that was partially offset by the maturing of a $5.0 million FHLB advance.

     Stockholders' equity increased $10.8 million, or 57.8%, to $29.5 million at September 30, 2009, from $18.7 million at December 31, 2008. The majority of the increase, $9.5 million, was the result of issuing 381,651 shares of common stock, with a fair market value of $25.00, to the common shareholders of Guaranty Financial Services, Inc. in a one-for-one exchange of common stock. The remaining increase, $1.3 million, was the result of an increase in retained earnings of $455,000, due to net income of $1.1 million for the nine months ended September 30, 2009, partially offset by the payment of $634,000 in cash dividends to stockholders during the first three quarters of 2009, and an increase in accumulated other comprehensive income of $832,000, reflecting market value fluctuations in available for sale investments, net of tax, for the first nine months of 2009.
                                       22

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

                                                 For the Three Months Ended September 30,
                                 ------------------------------------------------------------------------
                                                2009                                  2008
                                 ------------------------------------------------------------------------
                                    Average                              Average
                                  Outstanding              Yield/      Outstanding               Yield/
                                    Balance     Interest    Rate(1)      Balance      Interest    Rate(1)
                                                       (Dollars in thousands)
Interest-earning assets:
Loans.......................     $    248,669   $  3,723       5.99%  $    214,541    $  3,574       6.66%
Investment securities.......           75,170        771       4.10         59,785         720       4.82
Interest-bearing deposits and
 cash equivalents...........           15,638        125       3.20         20,413         172       3.37
Federal Home Loan Bank stock            2,273          -         -           1,777          15       3.38
                                 ------------   --------    ------    ------------    --------       ----
   Total interest-earning
   assets...................          341,750      4,619       5.41        296,516       4,481       6.04
                                                --------       ----                   --------       ----

Non-interest-earning assets.           13,169                               11,443
                                 ------------                         ------------
   Total assets.............     $    354,919                         $    307,959
                                 ============                         ============
Interest-bearing liabilities:
Savings accounts............     $     14,929          7       0.20   $      9,797           8       0.33
Certificates of deposit.....          161,099      1,427       3.54        132,495       1,538       4.64
Money market................           28,459         37       0.52         31,733         153       1.93
NOW.........................           39,558         32       0.32         31,477         113       1.44
                                 ------------   --------       ----   ------------    --------       ----
   Total interest-bearing
   deposits....                       244,045      1,503       2.46%       205,502       1,812       3.53
Federal Home Loan Bank
 advances...................           36,961        303       3.28         32,639         292       3.58
Securities sold under
agreements to repurchase....           11,017         96       3.49         12,175         127       4.17
Trust preferred securities..            5,261         28       2.13          5,000          56       4.48
                                 ------------   --------       ----   ------------    --------       ----
   Total interest-bearing
   liabilities..............          297,284      1,930       2.60        255,316       2,287       3.58
                                                --------       ----                   --------       ----
Non-interest-bearing checking          36,755                               33,666
Other non-interest-bearing
   liabilities..............            1,478                                  313
                                 ------------                         ------------
   Total liabilities........          335,517                              289,295
Stockholders' equity........           19,402                               18,664
                                 ------------                         ------------
   Total liabilities and
     stockholders' equity...     $    354,919                         $    307,959
                                 ============                         ============
Net interest income.........                    $  2,689                              $  2,194
                                                ========                              ========
Net interest rate spread (3)                                   2.81%                                 2.46%
Net interest-earning assets (4)  $     44,466                         $     41,200
                                 ============                         ============
Net interest margin (5).....                                   3.15%                                 2.96%
Average interest-earning
   assets to interest-bearing
   liabilities..............           114.96%                              116.14%

(1) Average yields and rates for the three months ended September 30, 2009 and 2008 are annualized.
(2) The tax equivalent yield of the investment securities portfolio was 5.13% and 5.67% for the three months ended September 30, 2009 and 2008, respectively.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities. (5) Net interest margin represents net interest income divided by average total interest-earning assets.

                                                 For the Nine Months Ended September 30,
                                   --------------------------------------------------------------------
                                                2009                                  2008
                                   --------------------------------------------------------------------
                                    Average                              Average
                                  Outstanding              Yield/      Outstanding               Yield/
                                    Balance     Interest    Rate(1)      Balance      Interest    Rate(1)
                                                      (Dollars in thousands)
Interest-earning assets:
Loans.......................     $    236,059   $ 10,565       5.97%  $    210,260    $ 10,870       6.89%
Investment securities.......           79,055      2,459       4.15         53,467       1,912       4.77
Interest-bearing depsoits and
 cash equivalents...........           16,307        424       3.47         14,944         414       3.69
Federal Home Loan Bank stock            2,216          -         -           1,549          37       3.18
Trading assets..............                -          -         -             102           2       2.61
                                 ------------   --------    ------    ------------    --------       ----
   Total interest-earning
   assets...................          333,637     13,448       5.37        280,322      13,235       6.30
                                                --------       ----                   --------       ----
Non-interest-earning assets.           11,671                               11,089
                                 ------------                         ------------
   Total assets.............     $    345,308                         $    291,411
                                 ============                         ============
Interest-bearing liabilities:
Savings accounts............     $     12,692         19       0.20   $      9,673          33       0.45
Certificates of deposit.....          154,475      4,326       3.73        125,860       4,534       4.80
Money market................           31,305        123       0.52         28,838         469       2.17
NOW.........................           37,370         85       0.30         30,168         394       1.74
                                 ------------   --------       ----   ------------    --------       ----
   Total interest-bearing
   deposits....                       235,842      4,553       2.57        194,539       5,430       3.72
Federal Home Loan Bank
 advances...................           35,463        858       3.23         28,696         793       3.68
Securities sold under
agreements to repurchase....           12,282        311       3.38         11,307         368       4.34
Trust preferred securities..            5,088        106       2.78          5,000         189       5.04
                                 ------------   --------       ----   ------------    --------       ----
   Total interest-bearing
   liabilities..............          288,675      5,828       2.69        239,542       6,780       3.77
                                                --------       ----                   --------       ----
Non-interest-bearing checking          36,223                               32,739
Other non-interest-bearing
   liabilities..............            1,074                                  726
                                 ------------                         ------------
   Total liabilities........          325,972                              273,007
Stockholders' equity........           19,336                               18,404
                                 ------------                         ------------
   Total liabilities and
     stockholders' equity...     $    345,308                         $    291,411
                                 ============                         ============
Net interest income.........                    $  7,620                              $  6,455
                                                ========                              ========
Net interest rate spread (3)                                   2.68%                                 2.53%

Net interest-earning assets (4)  $     44,962                         $     40,780
                                 ============                         ============
Net interest margin (5).....                                   3.05%                                 3.07%
Average interest-earning
   assets to interest-bearing
   liabilities..............           115.58%                              117.02%

(1) Average yields and rates for the nine months ended September 30, 2009 and 2008 are annualized.
(2) The tax equivalent yield of the investment securities portfolio was 5.09% and 5.66% for the nine months ended September 30, 2009 and 2008, respectively.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities. (5) Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

     General. Net income decreased $217,000, or 40.5%, to $319,000 for the three months ended September 30, 2009, from $536,000 for the three months ended September 30, 2008. The decrease reflected increases in provision for loan losses, Federal Deposit Insurance Corporation assessments and merger expenses, which was partially offset by an increase in our net interest income.

     Interest Income. Interest income increased $138,000, or 3.1%, to $4.6 million for the three months ended September 30, 2009, from $4.5 million for the three months ended September 30, 2008. The increase resulted from an increase in the average balance of interest-earning assets of $45.2 million, or 15.3%, to $341.8 million for the three months ended September 30, 2009, from $296.5 million for the three months ended September 30, 2008, offset in part by a decline in the average yield on interest-earning assets of 63 basis points to 5.41% for the three months ended September 30, 2009, from 6.04% for the three months ended September 30, 2008. The increase in the average balance of our interest-earning assets was due to our emphasis on increasing the average balance of our loans and investment securities. The decline in our average yield on interest-earning assets during the three months ended September 30, 2009, as compared to the prior year period was due to the general decline in market interest rates as a result of the Federal Reserve Board's action to lower the federal funds rate by 500 basis points since September, 2007.

     Interest income on loans increased $149,000, or 4.2%, to $3.7 million for the three months ended September 30, 2009, from $3.6 million for the three months ended September 30, 2008. The increase resulted primarily form the increase in the average balance of loans, which increased $34.1 million, or 15.9%, to $248.7 million for the three months ended September 30, 2009, from $214.5 million for the three months ended September 30, 2008, reflecting our continued efforts to grow our loan portfolio. The average yield on our loan portfolio decreased 67 basis points, to 5.99% for the three months ended
September 30, 2009, from 6.66% for the three months ended September 30, 2008, primarily as a result of the decline in interest rates on our prime based adjustable-rate loans.

     Interest income on investment  securities  increased  $51,000,  or 7.1%, to
$771,000 for the three months ended September 30, 2009, from $720,000 for the three months ended September 30, 2008. The increase resulted primarily from an increase in the average balance of our securities portfolio, which increased $15.4 million, or 25.7%, to $75.2 million for the three months ended September 30, 2009, from $60.0 million for the three months ended September 30, 2008, due to increased investment in mortgage-backed securities and U.S. agency securities. The average yield on our securities portfolio decreased by 72 basis points, to 4.10% for the three months ended September 30, 2009, from 4.82% for the three months ended September 30, 2008.

     Interest income on interest-earning deposits and cash equivalents decreased $47,000, or 27.3%, to $125,000 for the three months ended September 30, 2009, from $172,000 for the three months ended September 30, 2008. The decrease resulted primarily form the decrease in the average balance of interest-earning deposits and cash equivalents, which decreased $4.8 million, or 23.4%, to $16.6 million for the three months ended September 30, 2009, from $20.4 million for the three months ended September 30, 2008. The average yield on our interest-earning deposits and cash equivalents decreased 17 basis points, to 3.20% for the three months ended September 30, 2009, from 3.37% for the three months ended September 30, 2008, primarily as a result of the decline in market rates.

     Interest Expense. Interest expense decreased by $357,000 or 18.5%, to $1.9 million for the three months ended September 30, 2009, from $2.3 million for the prior year period. The decrease resulted primarily from a decrease in interest expense on deposits of $309,000 between the three months ended September 30, 2009 and 2008. The average rate we paid on deposits decreased 107 basis points to 2.46% for the three months ended September 30, 2009, from 3.53% for the three months ended September 30, 2008. The average balance of interest bearing deposits increased $38.5 million, or 18.8%, to $244.0 million for the three months ended September 30, 2009, from $205.5 million for the three months ended September 30, 2008. The growth in our deposits was primarily due to increased participation in our CDARS program coupled with an increase in deposits within our general market area.

     Interest expense on certificates of deposit decreased by $111,000 between the three months ended September 30, 2009 and 2008. The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 110 basis points to 3.54% for the three months ended September 30, 2009, from 4.64% for the three months ended September 30, 2008, reflecting lower market rates. Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $28.6 million, or 21.6%, to $161.1 million for the three months ended September 30, 2009, from
$132.5 million for the three months ended September 30, 2008, primarily as a result of the growth in our CDARS certificates of deposit and increased deposits within our general market area. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $198,000 to $76,000 for the three months ended September 30, 2009, from $274,000 for the prior year period.

     Interest expense on FHLB advances increased by $11,000 to $303,000 for the three months ended September 30, 2009, from $292,000 for the prior year period as we used the lower cost borrowings to invest in higher yielding investment securities. Interest expense on trust preferred securities decreased by $28,000 during the three months ended September 30, 2009, as compared to the prior year period.

     Net Interest Income. Net interest income increased by $495,000, or 22.6%, to $2.7 million for the three months ended September 30, 2009, from $2.2 million for the three months ended September 30, 2008. Our net interest rate spread increased 35 basis points to 2.81% for the three months ended September 30, 2009, from 2.46% for the three months ended September 30, 2008, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest earning assets. Our net interest margin increased 19 basis points to 3.15% for the three months ended September 30, 2009, from 2.96% for the three months ended September 30, 2008.

     Provision for Loan Losses. We recorded a provision for loan losses of $861,000 for the three months ended September 30, 2009, and a provision for loan losses of $264,000 for the three months ended September 30, 2008. The increase in the provision for loan losses for the three months ended September 30, 2009, as compared to the prior year period, was based on the increase in net charge-offs for the period. Net charge-offs increased to $876,000 for the three months ended September 30, 2009, from $288,000 for the three months ended September 30, 2008. The allowance for loan losses was $3.7 million, or 1.05% of total loans receivable at September 30, 2009, compared to $3.0 million, or 1.39% of total loans receivable at September 30, 2008. The decline in the ratio of the allowance for loan losses to total loans receivable at September 30, 2009, was the result of recording loans acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, which became effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The allowance for loan losses, as a percentage of non-performing loans, was 49.9% at September 30, 2009, as compared to 45.6% at September 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.

     Other Income. Other income increased $10,000 to $342,000 for the three months ended September 30, 2009, from $332,000 for the three months ended September 30, 2008. The increase was attributable to a $44,000 increase in service fees and other fee income offset by a $34,000 decrease in investment securities gains.

     Other Expenses. Other expenses increased $294,000, or 20.5%, to $1.7 million for the three months ended September 30, 2009, from $1.4 million for the three months ended September 30, 2008. The increase was attributable to merger related expenses of $145,000 during the third quarter of 2009, as compared to $36,000 in the prior year period. The increase was also attributable to an increase of $73,000 in salaries and employee benefits expense to $724,000 for the three months ended September 30, 2009, from $651,000 for the three months ended September 30, 2008. This increase was as a result of increased benefit costs, primarily health insurance, and the addition to our staff of one full time equivalent employee prior to the merger with Guaranty Bank. Insurance increased $108,000 for the three months ended September 30, 2009, compared to the prior year period, due to increased Federal Deposit Insurance Corporation assessments. During 2009, we anticipate paying significantly higher deposit insurance premiums than in prior years, reflecting the Federal Deposit Insurance Corporation's efforts to recapitalize the Deposit Insurance Fund through increased assessments and special assessments.

         Income Tax Expense. The provision for income taxes was $125,000 for the three months ended September 30, 2009, compared with $294,000 for the prior year period, reflecting a decrease in income before tax expense along with a decrease in the state corporate income tax rate between the comparative periods and an increase in tax-exempt municipal interest income for 2009 as compared to 2008. Our effective tax rate was 28.2% for the three months ended September 30, 2009, compared to 35.4% for the three months ended September 30, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

     General. Net income decreased $514,000, or 32.1%, to $1.1 million for the nine months ended September 30, 2009, from $1.6 million for the nine months ended September 30, 2008. The decrease reflected a decline in our other income due primarily to impairment losses on held-to-maturity securities, an increase in our provision for loan losses, an increase in merger related expenses and increased Federal Deposit Insurance Corporation assessments in 2009 partially offset by an increase in net interest income.

     Interest Income. Interest income increased $213,000, or 1.6%, to $13.4 million for the nine months ended September 30, 2009, from $13.2 million for the nine months ended September 30, 2008. The increase resulted from an increase in the average balance of interest-earning assets of $53.3 million, or 19.0%, to $333.6 million for the nine months ended September 30, 2009, from $280.3 million for the nine months ended September 30, 2008, offset in part by a decline in the average yield on interest-earning assets of 93 basis points to 5.37% for the nine months ended September 30, 2009, from 6.30% for the nine months ended September 30, 2008. The increase in the average balance of our interest-earning assets was due to our emphasis on increasing the average balance of our loans and investment securities. The decline in our average yield on interest-earning assets during the nine months ended September 30, 2009, as compared to the prior year period was due to the general decline in market interest rates as a result of the Federal Reserve Board's action to lower the federal funds rate by 500 basis points since September, 2007.

     Interest income on loans decreased $305,000, or 2.8%, to $10.6 million for the nine months ended September 30, 2009, from $10.9 million for the nine months ended September 30, 2008. The average yield on our loan portfolio decreased 92 basis points, to 5.97% for the nine months ended September 30, 2009, from 6.89% for the nine months ended September 30, 2008, primarily as a result of the decline in interest rates on our prime based adjustable-rate loans. The average balance of loans increased $25.8 million, or 12.3%, to $236.1 million for the nine months ended September 30, 2009, from $210.3 million for the nine months ended September 30, 2008, reflecting our continued efforts to grow our loan portfolio.

     Interest income on investment securities increased $637,000, or 33.3%, to $2.5 million for the nine months ended September 30, 2009, from $1.9 million for the nine months ended September 30, 2008. The increase resulted primarily from an increase in the average balance of our securities portfolio, which increased $25.6 million, or 47.9%, to $79.1 million for the nine months ended September 30, 2009, from $53.5 million for the nine months ended September 30, 2008, due to increased investment in mortgage-backed securities and U.S. agency securities. The average yield on our securities portfolio decreased by 62 basis points, to 4.15% for the nine months ended September 30, 2009, from 4.77% for the nine months ended September 30, 2008, reflecting a general decline in market rates from 2008 to 2009.

     Interest income on interest-earning deposits and cash equivalents increased $10,000, or 0.2%, to $424,000 for the nine months ended September 30, 2009, from $414,000 for the nine months ended September 30, 2008. The increase resulted primarily form the increase in the average balance of interest-earning deposits and cash equivalents, which increased $1.4 million, or 9.1%, to $16.3 million for the nine months ended September 30, 2009, from $14.9 million for the nine months ended September 30, 2008. The average yield on our interest-earning deposits and cash equivalents decreased 22 basis points, to 3.47% for the nine months ended September 30, 2009, from 3.69% for the nie months ended September 30, 2008, primarily as a result of the decline in market rates.

     Interest Expense. Interest expense decreased by $952,000 or 14.0%, to $5.8 million for the nine months ended September 30, 2009, from $6.8 million for the prior year period. The decrease resulted primarily from a decrease in interest expense on deposits of $877,000 between the nine months ended September 30, 2009 and 2008. The average rate we paid on deposits decreased 115 basis points to 2.57% for the nine months ended September 30, 2009, from 3.72% for the nine months ended September 30, 2008. The average balance of interest bearing deposits increased $41.3 million, or 21.2%, to $235.8 million for the nine months ended September 30, 2009, from $194.5 million for the nine months ended September 30, 2008. The growth in our deposits was primarily due to increased participation in our CDARS program coupled with an increase in our core deposits for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.

     Interest  expense on our  certificates  of deposit  decreased  by  $208,000 between the nine months ended September 30, 2009 and 2008. The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 107 basis points to 3.73% for the nine months ended September 30, 2009, from 4.80% for the nine months ended September 30, 2008, reflecting lower market rates. Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $28.6 million, or 22.7%, to $154.5 million for the nine months ended September 30, 2009, from $125.9 million for the nine months ended September 30, 2008, primarily as a result of the growth in our CDARS certificates of deposit coupled with deposit growth in our general market area. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $669,000 to $227,000 for the nine months ended September 30, 2009, from $896,000 for the prior year period.

     Interest expense on FHLB advances increased by $65,000 to $858,000 for the nine months ended September 30, 2009, from $793,000 for the prior year period as we used the lower cost borrowings to invest in higher yielding investment securities. Interest expense on trust preferred securities decreased by $83,000 during the nine months ended September 30, 2009, as compared to the prior year period.

     Net Interest Income. Net interest income increased by $1.2 million, or 18.0%, to $7.6 million for the nine months ended September 30, 2009, from $6.5 million for the nine months ended September 30, 2008. Our net interest rate spread increased 15 basis points to 2.68% for the nine months ended September 30, 2009, from 2.53% for the nine months ended September 30, 2008, as the cost of our interest bearing liabilities repriced downward faster than the yield on our interest earning assets. Our net interest margin decreased 2 basis points to 3.05% for the nine months ended September 30, 2009, from 3.07% for the nine months ended September 30, 2008.

     Provision for Loan Losses. We recorded a provision for loan losses of $1.4 million for the nine months ended September 30, 2009, and a provision for loan losses of $763,000 for the nine months ended September 30, 2008. The increase in the provision for loan losses for the nine months ended September 30, 2009, as compared to the prior year period, was based on increased charge-offs from 2008 to 2009 and the continuing uncertainty in the broader economy. Net charge-offs totaled $890,000 for the nine months ended September 30, 2009, compared to $590,000 for the nine months ended September 30, 2008. The allowance for loans losses was $3.7 million, or 1.05% of total loans receivable at September 30, 2009, compared to $3.0 million, or 1.39% of total loans receivable at September 30, 2008. The allowance for loan losses, as a percentage of non-performing loans, was 49.9% at September 30, 2009, as compared to 45.6% at September 30, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2009 and 2008.

     Other Income. Other income decreased $507,000 to $435,000 for the nine months ended September 30, 2009, from $942,000 for the nine months ended
September 30, 2008. The decrease was primarily attributable to a loss of $500,000 in held-to-maturity investment securities for the nine months ended September 30, 2009. The loss related to an other-than-temporary impairment charge on our entire investment in Silverton Bank corporate bonds. Based on regulatory concerns culminating with the failure of Silverton Bank on May 1, 2009, management concluded that the value of the bonds would not recover for the foreseeable future.

     Other Expenses. Other expenses increased $952,000, or 22.9%, to $5.1 million for the nine months ended September 30, 2009, from $4.2 million for the nine months ended September 30, 2008. The increase was attributable to merger related expenses of $405,000 during the first nine months of 2009, as compared to $57,000 in the prior year period. The increase was also attributable to an increase of $179,000 in salaries and employee benefits expense to $2.1 million for the nine months ended September 30, 2009, from $1.9 million for the nine months ended September 30, 2008. This increase was as a result of increased benefit costs, primarily health insurance, and the addition to our staff of one full time equivalent employee prior to the Guaranty Bank merger. Insurance increased $344,000 for the nine months ended September 30, 2009, compared to the prior year period, due to increased Federal Deposit Insurance Corporation assessments in the first nine months of 2009, including the FDIC special assessment of $160,000 paid September 30, 2009. During 2009, we anticipate paying significantly higher deposit insurance premiums then in prior years, reflecting the Federal Deposit Insurance Corporation's efforts to recapitalize the Deposit Insurance Fund through increased assessments and special assessments.

     Income Tax Expense. The provision for income taxes was $457,000 for the nine months ended September 30, 2009, compared with $877,000 for the prior year period, reflecting the decrease in income before income tax between the comparative periods. Our effective tax rate was 29.6% for the nine months ended September 30, 2009, compared to 35.4% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

     Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater. At September 30, 2009, this ratio was 21.65%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2009.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2009, cash and cash equivalents totaled $8.2 million. At September 30, 2009, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $83.1 million at September 30, 2009, and we had $43.1 million in outstanding borrowings at September 30, 2009. We had $71.5 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of September 30, 2009.

     At September 30, 2009, we had $6.0 million in outstanding loan commitments. In addition to outstanding loan commitments, we had $55.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2009 totaled $147.5 million, or 37.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase
(repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2009. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2009, First Sentry Bank exceeded all regulatory capital requirements. First Sentry Bank is considered "well capitalized" under regulatory guidelines.

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

ITEM 4T.      CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2009. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended September 30, 2009, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 14, 2009, the Company held a Special Meeting of Stockholders to obtain approval for its merger with Guaranty Financial Services, Inc. Stockholders of record as of August 15, 2009, were eligible to vote. The following is a summary of the proposal and the result of the vote.

     1. To consider and vote upon a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 22, 2008, and as amended on June 4, 2009, by and between First Sentry Bancshares, Inc. and Guaranty Financial Services, Inc.

                        For             Against              Abstain
                      -------           -------              -------
                      811,558           10,476                3,280

         There were no broker non-votes.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.
                                       33

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST SENTRY BANCSHARES, INC.
                                        (Registrant)


    Date: November 13, 2009                /S/ Geoffrey S. Sheils
                                           -------------------------------------
                                           Geoffrey S. Sheils
                                           President and Chief Executive Officer



    Date: November 13, 2009                /S/ Richard D. Hardy
                                           ------------------------------------
                                           Richard D. Hardy
                                           Senior Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number     Description
------     -----------

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