Form 10-K
period 2009-12-31
First Sentry Bancshares, Inc.
filed 2010-03-31
CIK 1451432

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to ______________________

Commission File No. 000-53790

First Sentry Bancshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	03-0398338
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

823 Eighth Street, Huntington, West Virginia	25701
(Address of Principal Executive Offices)	Zip Code

(304) 522-6400
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐   NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐   NO ☒

          As of March 30, 2010, there were issued and outstanding 1,437,651 shares of the Registrant’s Common Stock.

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2009 was $26.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

First Sentry Bancshares, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2009

PART I

ITEM 1.          Business

Forward Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans and prospects and growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

●	our ability to manage the risk in our loan portfolio;

●	significantly increased competition among depository and other financial institutions;

●	our ability to execute our plan to grow our assets on a profitable basis;

●	the expected growth opportunities and cost savings from our recent merger may not be fully realized or may take longer to realize than expected;

●	our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices;

●	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

●	general economic conditions, either nationally or in our market area;

●	adverse changes in the securities and national and local real estate markets (including real estate values);

●	legislative or regulatory changes that adversely affect our business;

●	our ability to enter new markets successfully and take advantage of growth opportunities;

●	changes in consumer spending, borrowing and savings habits;

●	the effect of a weak economy on our lending portfolio;

●	the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP;

●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

●	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

First Sentry Bancshares, Inc. and First Sentry Bank

In 2002, First Sentry Bancshares, Inc. (the “Company”) became the bank holding company of First Sentry Bank.  On September 25, 2009, we completed our merger with Guaranty Financial Services, Inc. and became an SEC reporting company. We do not have any business activities other than our ownership of First Sentry Bank common stock and our two business trusts relating to trust preferred securities.  As the holding company of First Sentry Bank, we are authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.  Our executive office is located at 823 Eighth Street, Huntington, West Virginia.  Our telephone number is (304) 522-6400.  At December 31, 2009, we had $488.5 million in consolidated assets, $389.5 million in deposits and $28.1 million in consolidated stockholders’ equity.  We are subject to extensive regulation by the Board of Governors of the Federal Reserve System.

All of our officers and directors are also officers and directors of First Sentry Bank.   In addition, we use the support staff of First Sentry Bank from time to time.

General

We were organized in 1996 to provide residents of Cabell County, West Virginia, and particularly the Huntington, West Virginia market area with a local community bank. Our principal business consists of accepting deposits, originating commercial real estate loans, commercial loans, one- to four-family residential mortgage loans and, to a lesser extent, originating consumer loans.  We also invest in investment securities.  We operate from our main office in Huntington, West Virginia, three branch offices, and one drive-through facility located in Cabell and Lincoln counties, West Virginia.

We attract retail deposits from the general public in the communities surrounding our main office and our branch offices. We also accept brokered deposits as well as deposits via our participation in the CDARS network which are considered brokered deposits. A significant portion of our commercial real estate, residential real estate and commercial loans are generated by referrals from brokers, current customers, professional contacts and through a general marketing campaign. We generally retain in our portfolio all adjustable-rate loans we originate, as well as fixed-rate loans with terms of five years or less.  For customers who are interested in longer term loans, such as traditional fixed rate 30 year one- to four-family residential mortgage loans, we function as a conduit by acting as a mortgage broker with other financial institutions and receive a fee from the other financial institutions for this service.  We have entered into limited loan participations in recent years.

Our revenues are derived primarily from interest on loans and investment securities, and to a lesser extent, cash and due from banks.  We also generate revenues from fees and service charges.  Our primary sources of funds are deposits, borrowings in the form of securities sold under agreements to repurchase and FHLB advances and principal and interest payments on securities and loans.

Our website address is www.firstsentry.com.  Information on our website is not and should not be considered a part of this annual report.

Market Area

Our primary market area is Cabell County, West Virginia, and since the Guaranty Financial Services, Inc. merger, we now operate a full service branch in Lincoln County, West Virginia.  Our market area has experienced and is projected to continue to experience declining demographic trends.  According to the 2008 U.S. Census Bureau estimates, Cabell County is the 3rd most populous county in the state of West Virginia and Lincoln County is the 31st most populous county.  The top three business segments in Cabell County are health care, railroad, and manufacturing while the top three business segments in Lincoln County are natural resource extraction, education, and retail.

2008 U.S. Census Bureau data estimates a total population in Cabell County of 94,631 and a total population in Lincoln County of 22,386, with little to no growth projected for 2009 in either county.  The 2008 median household income for Cabell County and Lincoln County was $33,782 and $29,457, respectively.  The 2008 median household income for the State of West Virginia was $37,870.

Cabell County is home to top corporate sector employers such as CSX, Special Metals Corp., St. Mary’s Regional Medical Center, Cabell Huntington Hospital, Steel of West Virginia, Alcon and GC Services.  Some of the top employers in Lincoln County are Coal River Mining, Stowers & Sons Trucking, Chesapeake Energy, and the Lincoln County Board of Education.  According to 2000 U.S. Census Bureau data, 30.8% of the population in Cabell County is employed in management/professional positions, the same 30.8% in sales/office, and 17.8% in the service industry.  In Lincoln County, 36.6% of the population is employed in natural resource extraction and related occupations, 24.1% in sales/office occupations, and 19.3% in the service industry.

Competition

We offer a variety of financial products and services to meet the needs of the communities we serve. Our retail banking offices consist of multiple delivery channels, including full-service banking offices, automated teller machines and telephone and internet banking capabilities. We consider our reputation for superior customer service and financial strength as our major strengths in attracting and retaining customers in our market areas.

We face intense competition in our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks and credit unions.  We face additional competition for deposits from money market funds, brokerage firms, mutual funds and insurance companies.  Some of our competitors offer products and services that we do not offer, such as trust and retail brokerage services.

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in Cabell and Lincoln Counties, West Virginia. As of June 30, 2009 (the latest date for which information is publicly available), we ranked first in deposit market share, with a 17.6% market share in the Cabell County market area and ranked fifth in deposit market share, with a 7.7% market share in the Lincoln County market area.

Lending Activities

Our principal lending activity has been the origination of commercial real estate, one- to four-family residential mortgage and commercial loans.  We also originate to a lesser extent consumer loans.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio and by type of loan at the dates indicated. We do not have any loans held for sale at the dates presented.

	At December 31,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans:
Commercial real estate	$170,515	46.64%	$107,458	47.93%	$98,583	47.55%	$95,568	47.75%	$80,019	44.65%
Commercial	115,996	31.73	68,116	30.38	64,103	30.92	59,381	29.67	57,912	32.31
Residential real estate	55,332	15.13	35,543	15.85	31,341	15.12	31,930	15.95	29,399	16.40
Consumer	23,767	6.50	13,091	5.84	13,297	6.41	13,260	6.63	11,899	6.64
Total loans	365,610	100.00%	224,208	100.00%	207,324	100.00%	200,139	100.00%	179,229	100.00%

Other items:
Unearned fees and discounts, net	(64)		(36)		(34)		(36)		(51)
Undisbursed loan funds	—		—		—		—		—
Allowance for loan losses	(4,785)		(3,227)		(2,852)		(2,659)		(2.700)

Total loans, net	$360,761		$220,945		$204,438		$197,444		$176,478

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial real estate		Commercial		Residential real estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2010	$41,503	5.19%	$64,921	4.52%	$8,747	6.30%	$4,298	6.06%	$119,469	4.93%
2011 to 2012	33,728	6.66	14,252	5.67	13,201	6.20	5,333	7.70	66,514	6.44
2013 to 2014	71,535	5.88	22,360	5.91	14,913	5.70	5,855	7.38	114,663	5.94
2015 to 2019	7,777	5.38	6,529	5.08	13,303	4.65	7,006	7.63	34,615	5.50
2020 and beyond	15,972	5.87	7,934	4.41	5,168	6.33	1,275	7.31	30,349	5.63

Total	$170,515	5.84%	$115,996	4.95%	$55,332	5.72%	$23,767	7.28%	$365,610	5.64%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)

Loans:
Commercial real estate	$79,787	$49,225	$129,012
Commercial	18,316	32,759	51,075
Residential real estate	33,063	13,522	46,585
Consumer	18,417	1,052	19,469

Total loans	$149,583	$96,558	$246,141

Commercial Real Estate Loans.  Commercial real estate loans totaled $170.5 million, or 46.6% of our loan portfolio as of December 31, 2009.  Our commercial real estate loans are generally owner occupied secured by such collateral as apartment buildings, office buildings and shopping centers.  We occasionally enter into commercial real estate loan participations and Small Business Administration guaranteed loans.  At December 31, 2009, our commercial real estate loan portfolio consisted of 743 loans outstanding, with an average loan balance of approximately $229,000.  Our largest commercial real estate loan had a principal balance of $3.2 million at December 31, 2009, and was secured by a private school.  This loan was performing in accordance with its terms at December 31, 2009. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans typically amortize over 15- to 20-year payout schedules, with interest rates that are fixed or adjustable for up to five years and contain a balloon payment feature at the end of the term.  Our fixed rate commercial real estate loans are typically based on a margin over the five-year treasury securities interest rate while our adjustable rate commercial real estate loans float with the prime rate as reported in The Wall Street Journal.  We will also offer one year renewable adjustable rate lines of credit secured by commercial real estate that float with the prime rate. At December 31, 2009, we had $18.0 million in lines of credit secured by commercial real estate. On occasion, we make development loans for the construction of apartment buildings. At December 31, 2009, we had no such loans outstanding.

In the underwriting of commercial real estate loans, we lend up to the lesser of 80% of the property’s appraised value or purchase price.  We base our decision to lend primarily on the economic viability of the property and the creditworthiness of the borrower. In evaluating a proposed commercial real estate loan, we emphasize the ratio of the property’s projected net cash flow to the loan’s debt service requirement (generally requiring a minimum ratio of 125%), computed after deduction for a vacancy factor and property expenses we deem appropriate. Personal guarantees are generally obtained from commercial real estate borrowers.  We require title insurance or a title opinion, fire and extended coverage casualty insurance, and, if appropriate, flood insurance, in order to protect our security interest in the underlying property.  Although a portion of our commercial real estate loans are referred by brokers, we underwrite all commercial real estate loans in accordance with our own underwriting guidelines.

Commercial real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans.  Commercial real estate loans, however, entail greater credit risks, compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service.  Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property.  Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties.

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area.  The terms of these loans generally range from less than one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates that are subject to change periodically and are indexed to the prime rate as reported in The Wall Street Journal.  At December 31, 2009, we had 962 commercial loans outstanding, with an aggregate balance of $116.0 million, or 31.7% of the total loan portfolio.  As of December 31, 2009, the average commercial loan balance was approximately $121,000.  At December 31, 2009, our largest commercial loan had a principal balance of $3.3 million and was secured by a helicopter purchased for resale.  At December 31, 2009, this loan was performing in accordance with its terms.

Commercial credit decisions are based upon our credit assessment of the loan applicant. We evaluate the applicant’s ability to repay in accordance with the proposed terms of the loan and we assess the risks involved.  Commercial loans are underwritten on the basis of the borrower’s ability to service such debt from income (generally requiring a minimum ratio of 125%).  Personal guarantees of the principals are typically obtained.  Our underwriting standards include an evaluation of the loan applicant’s financial statements, tax returns, the adequacy of the primary and secondary sources of repayment for the loan and credit agency reports of the applicant’s personal credit history. Collateral supporting a secured transaction is also analyzed to determine its marketability. Collateral that typically secures our commercial loans consist of equipment, accounts receivable and inventory of a business.

Commercial loans generally have higher interest rates than residential loans of like duration because they have a higher risk of default since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of any collateral.

One- to Four-Family Residential Mortgage Loans.  At December 31, 2009, $55.3 million, or 15.1% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, including home equity loans. We currently only originate short term fixed rate one- to four-family residential mortgage loans, although we have offered adjustable rate one- to four-family residential mortgage loans in the past. We offer conforming and non-conforming, fixed-rate residential mortgage loans that amortize up to a 30-year payout schedule, with maturities of up to 5 years that contain a balloon payment feature at the end of the term.  For customers who are interested in longer term loans, such as traditional fixed rate 30-year one- to four-family residential mortgage loans, we function as a conduit by acting as a mortgage broker with other financial institutions and receive a fee from the other financial institutions for this service.  We also offer home equity loans with a 10-year term that generally float with the prime rate as reported in The Wall Street Journal. At December 31, 2009, we had $14.5 million in home equity loans.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes.  We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.”  We originate fixed-rate jumbo loans that amortize up to a 30-year payout schedule, with maturities of up to 5 years that contain a balloon payment feature at the end of the term.  We generally underwrite jumbo loans in a manner similar to conforming loans.

We will originate one- to four-family residential loans with loan-to-value ratios up to and including a loan-to-value ratio of 89%.  As of December 31, 2009, we had $6.1 million of loans in our loan portfolio with loan-to-value ratios in excess of 90%. We do not offer “interest only” mortgage loans on one- to four-family residential properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.  We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories, typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity, as evidenced by low credit scores or high debt-burden ratios).

Consumer Loans.  To date, our consumer lending has been relatively modest.  We will originate a variety of consumer and other loans, including automobiles, loans secured by deposits and other personal unsecured loans. We do not originate indirect automobile loans. As of December 31, 2009, consumer loans totaled $23.8 million, or 6.5% of the total loan portfolio.

Most of our consumer loans consist of secured and unsecured installment loans, including automobile loans and loans secured by certificate of deposits. Unsecured installment loans generally have shorter terms than secured consumer loans and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

The procedures for underwriting consumer loans include an assessment of an applicant’s credit history and the ability to meet existing obligations and payments on the proposed loan.  Although an applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral security, if any, to the proposed loan amount.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly.  In addition, the repayment of consumer loans depend on the borrower’s continued financial stability as their repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

Loan Originations, Purchases, Sales, Participations and Servicing.  Lending activities are conducted primarily by our loan personnel operating at our main office and our branch office location.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac, to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates and local economic conditions.  In the event that local economic conditions deteriorate or interest rates begin to rise from their relatively low levels, loan demand may decrease and consequently our loan origination and sales activity may be adversely affected.  A significant portion of our commercial real estate, residential real estate and commercial loans are generated by referrals from brokers, current customers, professional contacts and through a general marketing campaign. We also advertise throughout our market area.

We generally retain in our portfolio all adjustable-rate loans that we originate, as well as short-term, fixed-rate residential mortgage loans (terms of 5 years or less). We generally do not sell any of the loans that we originate.  We have entered into a limited number of loan participations in recent years.

Loan Approval Procedures and Authority.  First Sentry Bank’s lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by First Sentry Bank’s Board of Directors.  The loan approval process is intended to assess the borrower’s ability to repay the loan and value of the property that will secure the loan.  To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower.

First Sentry Bank’s policies and loan approval limits are established by the Board of Directors.  Aggregate lending relationships in amounts up to $250,000 that are secured by conforming real estate mortgage loans can be approved by designated officers with specific lending approval authority.  Relationships in excess of $250,000 can be approved by our President and Chief Executive Officer, up to $500,000 for loans secured by conforming real estate mortgage loans, and up to $1.5 million when combined with the lending authority of the Chairman of the Board.  In practice, our Senior Loan Officer is involved in the approval of all loans.  Certain of our officers can approve loans in amounts up to $25,000 that are not secured by real estate, and loans in excess of that amount, up to $200,000, can be approved by our President and Chief Executive Officer. Loans in excess of the prescribed lending authorities may be approved by the Executive Loan Committee.  All loans are reported to the Executive Loan Committee and the Board of Directors in the month following the closing.

Applications for loan amounts in excess of the conforming loan limit may only receive a credit approval, subject to an appraisal of the subject property.  We require appraisals by independent, licensed, third-party appraisers of all real property securing loans in excess of $250,000.  All appraisers are approved by the Board of Directors annually.

Non-performing and Problem Assets

When a loan is 10 days past due, we send the borrower a late notice.  When the loan is 15 to 30 days past due, we attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. After 30 days, we mail the borrower a letter reminding the borrower of the delinquency and the loan officer may make personal contact.  If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter.  If a loan remains delinquent at 90 days, we will send the borrower a final demand for payment and if unsuccessful we then will refer the loan to legal counsel to commence foreclosure proceedings.  Any of our loan officers can shorten these time frames in consultation with the senior lending officer.

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent unless the loan is considered well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. Loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Our Senior Loan Officer reports monitored loans, including all loans rated Special Mention, Substandard, Doubtful or Loss, to the Executive Loan Committee and the Board of Directors on a monthly basis.  At December 31, 2009, we had $1.9 million in non-accruing loans.  Our largest exposure of non-performing loans consisted of two loans to one borrower secured by a medical center and business assets which had a principal balance of $673,000. We believe that we have adequate reserves on these loans and that based on our internal evaluation of the value of the collateral securing the loans, we do not anticipate further losses on these loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Non-accrual loans:
Loans:
Commercial real estate	$1,783	$911	$883	$2,159	$157
Commercial	—	14	—	6	224
Residential real estate	5	155	12	—	253
Consumer	99	9	15	1	29

Total non-accrual loans	1,887	1,089	910	2,166	663

Loans delinquent 90 days or greater and still accruing:
Loans:
Commercial real estate	—	—	57	382	—
Commercial	—	14	—	35	551
Residential real estate	523	—	302	173	—
Consumer	26	8	29	74	9
Total loans delinquent 90 days or greater and still accruing	549	22	388	664	560

Total non-performing loans	2,436	1,111	1,298	2,830	1,223

Other real estate owned:
Loans:
Commercial real estate	1,774	1,306	1,249	—	230
Commercial	—	—	—	—	—
Residential real estate	495	185	450	—	—
Consumer	—	—	—	—	—
Total real estate owned	2,269	1,491	1,699	—	230

Total non-performing assets	$4,705	$2,602	$2,997	$2,830	$1,453

Ratios:
Non-performing loans to total loans	0.67%	0.50%	0.66%	1.41%	0.68%
Non-performing assets to total assets	0.96%	0.77%	1.11%	1.13%	0.66%

For the years ended December 31, 2009 and 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $79,796 and $79,801, respectively.  Interest income recognized on such loans for the years ended December 31, 2009 and 2008 was $35,124 and $1,103, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Loans:
Commercial real estate	1	$465	5	$1,783	6	$2,248
Commercial	—	—	—	—	—	—
Residential real estate	2	31	8	528	10	559
Consumer	12	94	21	125	33	219
Total loans	15	$590	34	$2,436	49	$3,026

At December 31, 2008
Loans:
Commercial real estate	—	$—	5	$911	5	$911
Commercial	1	196	2	28	3	224
Residential real estate	2	119	3	155	5	274
Consumer	2	23	3	17	5	40
Total loans	5	$338	13	$1,111	18	$1,449

At December 31, 2007
Loans:
Commercial real estate	1	$1	5	$940	6	$941
Commercial	2	78	—	—	2	78
Residential real estate	1	74	6	314	7	388
Consumer	4	24	6	44	10	68
Total loans	8	$177	17	$1,298	25	$1,475

At December 31, 2006
Loans:
Commercial real estate	2	$646	6	$2,540	8	$3,186
Commercial	2	526	2	41	4	567
Residential real estate	2	45	3	173	5	218
Consumer	6	31	7	76	13	107
Total loans	12	$1,248	18	$2,830	30	$4,078

At December 31, 2005
Loans:
Commercial real estate	2	$420	2	$157	4	$577
Commercial	1	58	8	774	9	832
Residential real estate	—	—	2	253	2	253
Consumer	3	4	5	39	8	43
Total loans	6	$482	17	$1,223	23	$1,705

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  When such property is acquired it is recorded on our financial statements at the lower of cost or estimated fair market value at the date of foreclosure.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  After acquisition, holding costs and declines in estimated fair market value result in charges to operations in the period in which the decline occurs. At December 31, 2009, we had $2.3 million of real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2009, we had $7.4 million of assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances will be subject to review by our principal regulators, the Federal Deposit Insurance Corporation and the West Virginia Division of Banking, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2009, classified assets consisted of substandard assets of $8.6 million and no doubtful or loss assets.  As of December 31, 2009, our largest substandard asset was a $3.1 million commercial loan secured by business assets consisting of equipment, accounts receivable and intellectual property.  The classified assets total includes $2.4 million of nonperforming loans at December 31, 2009.

Allowance for Loan Losses

We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology.  All loan losses are charged to the allowance for loans losses and all recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We review the loan portfolio on a quarterly basis and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with GAAP.

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is determined by establishing a reserve rate based on the type of loan, the collateral securing the loan and the loan’s risk rating. Loans that are classified as substandard or doubtful are individually analyzed. The reserve rate is then calculated and applied to the outstanding balances of loans to determine the allocated portion of the allowance for loan losses. Any unallocated portion of the allowance for loan losses is determined by general changes in the size or composition of our loan portfolio.

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated. In addition, the Federal Deposit Insurance Corporation and the West Virginia Division of Banking, as an integral part of their examination process, will periodically review our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.

Commercial real estate loans generally have greater credit risks compared to one- to four-family residential mortgage loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  In addition, the payment experience on loans secured by income-producing properties typically depends on the successful operation of the related business and thus may be subject to a greater extent to adverse conditions in the real estate market and in the general economy.

Commercial loans involve a higher risk of default than residential mortgage loans of like duration since their repayment generally depends on the successful operation of the borrower’s business and the sufficiency of collateral, if any.  This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

Consumer loans generally entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that tend to depreciate rapidly.  In addition, the repayment of consumer loans depend on the borrower’s continued financial stability as their repayment is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy than a single family mortgage loan.

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$3,227	$2,852	$2,659	$2,700	$2,112

Charge-offs:
Loans:
Commercial real estate	1,036	50	161	221	180
Commercial	295	692	1,127	1,443	353
Residential real estate	58	48	24	—	42
Consumer	117	35	78	91	72
Total charge-offs	1,506	825	1,390	1,755	647

Recoveries:
Loans:
Commercial real estate	—	1	9	7	2
Commercial	33	5	5	6	1
Residential real estate	3	5	12	—	—
Consumer	3	—	14	7	10
Total recoveries	39	11	40	20	13

Net (charge-offs)	(1,467)	(814)	(1,350)	(1,735)	(634)
Provision for loan losses	3,025	1,189	1,543	1,694	1,222

Balance at end of year	$4,785	$3,227	$2,852	$2,659	$2,700

Ratios:
Net charge-offs to average loans outstanding	0.55%	0.38%	0.67%	0.90%	0.37%
Allowance for loan losses to non-performing loans at end of year	196.43%	290.46%	219.72%	93.96%	220.77%
Allowance for loan losses to total loans at end of year	1.31%	1.44%	1.38%	1.33%	1.51%

Allocation of Allowance for Loan Losses.  The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009		2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Loans:
Commercial real estate	$1,214	46.64%	$1,144	47.93%	$939	47.55%
Commercial	2,993	31.73	1,730	30.38	1,567	30.92
Residential real estate	351	15.13	225	15.85	225	15.12
Consumer	105	6.50	114	5.84	119	6.41
Total allocated allowance	4,663	100.00%	3,213	100.00%	2,850	100.00%
Unallocated	122		14		2
Total	$4,785		$3,227		$2,852

	At December 31,
	2006		2005
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Loans:
Commercial real estate	$958	47.75%	$866	44.65%
Commercial	1,300	29.67	1,465	32.31
Residential real estate	216	15.95	253	16.40
Consumer	143	6.63	89	6.64
Total allocated allowance	2,617	100.00%	2,673	100.00%
Unallocated	42		27
Total	$2,659		$2,700

Investments

Our Board of Directors has primary responsibility for establishing and overseeing our investment policy.  The investment policy is reviewed at least annually by the Board of Directors.  This policy dictates that investment decisions give consideration to the safety of the investment, liquidity requirements, potential returns, the ability to provide collateral for pledging requirements, consistency with our interest rate risk management strategy and support of the local community through the purchase of local bonds.  Our Chief Financial Officer or President and Chief Executive Officer execute First Sentry Bank’s securities portfolio transactions.  All purchase and sale transactions are formally reviewed by the Board of Directors monthly.

Our current investment policy permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  The investment policy also permits, with certain limitations, investments in debt securities issued by the United States Government, agencies of the United States Government or United States Government-sponsored enterprises, commercial paper, money market funds, federal funds, investment grade corporate bonds, municipal bonds and certificates of deposit.

Our current investment policy does not permit investment in most equity securities other than limited exceptions such as our required investment in the common stock of the Federal Home Loan Bank of Pittsburgh along with stripped mortgage backed securities, mortgaged backed residuals and mutual funds.  As of December 31, 2009, we held no asset-backed securities other than mortgage-backed securities.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options and swaps.

GAAP requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent.  Securities available-for-sale are reported at estimated market value, trading securities are reported at estimated fair value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities, which, at December 31, 2009, consisted primarily of U.S. agency securities, mortgage-backed-securities and state and political securities, are based on published or securities dealers’ market values.  The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

Our available-for-sale securities portfolio at December 31, 2009, consisted of securities with the following amortized cost: $39.3 million of U.S. agency securities, $15.5 million of pass-through mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, $10.3 million of state and political securities, consisting of general obligation and revenue municipals, and one corporate bond with an amortized cost of $97,000.

Our held-to-maturity securities portfolio at December 31, 2009, consisted of securities with the following amortized cost: $14.8 million of state and political securities, consisting of general obligation and revenue municipals, and $1.4 million of corporate bonds.

On January 1, 2007, we reclassified our entire portfolio of investments classified as held to maturity ($9.1 million at December 31, 2006) into investments classified as trading securities. We reclassified these securities in connection with our adoption of the fair value option in accordance with GAAP on January 1, 2007. We made this election because management believed the fair value option enhanced comparability and presentation of our investment securities.

At December 31, 2009, we had no securities classified as trading securities.

U.S. Government and Federal Agency Obligations.  While U.S. Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities.  We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees.  Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages.  The issuers of such securities pool and resell the participation interests in the form of securities to investors such as First Sentry Bank.  The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Ginnie Mae, a United States Government agency, and government sponsored enterprises, such as Fannie Mae and Freddie Mac, either guarantee the payments or guarantee the timely payment of principal and interest to investors.  Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements.  However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities.  In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.  Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities.  We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

State and Political Securities. State and political securities consist primarily of general obligation bonds, with some revenue bonds, of state and political subdivisions located throughout the United States.  All the bonds are bank qualified with either underlying investment grade ratings or investment grade ratings provided through insurance.  When available and appropriate for our investment portfolio, West Virginia municipal bonds are purchased, providing support for local government.  The bonds generally have longer maturities, including longer call features, and provide a tax equivalent yield greater than our agency and mortgage backed securities.  The longer average life and superior yield of these bonds help offset declines in our interest margin during a falling interest rate cycle.

Corporate Bonds. Our corporate bond portfolio consists of bonds in the banking industry. Although corporate bonds may offer higher yields than U.S. Government Agencies of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale, trading and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of Pittsburgh common stock) at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost		Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage backed securities	$15,536	$16,006	$11,394	$11,836		$6,653	$6,693
U.S. agency securities	39,284	39,399	50,241	50,969		25,593	25,955
State and political	10,306	10,299	8,495	7,854		8,777	8,698
Corporate bonds	97	97	—	—		—	—
Total investment securities available for sale	$65,223	$65,801	$70,130	$70,659		$41,023	$41,346

Investment securities held-to-maturity:
Mortgage backed securities	$—	$—	$—	$—		$—	$—
U.S. agency securities	—	—	—	—		—	—
State and political	14,778	14,873	7,459	7,459		—	—
Corporate bonds	1,356	1,497	1,827	1,827		—	—
Total investment securities held-to-maturity	$16,134	$16,370	$9,286	$9,286	$		$—

Investment securities for trade:
U.S. agency securities	$—	$—	$—	$—		$4,000	$3,996
Total investment securities for trade	$—	$—	$—	$—		$4,000	$3,996

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2009 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis in the footnote below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:
Mortgage backed securities	$—	—%	$951	1.33%	$2,292	3.45%	$12,293	4.77%	$15,536	$16,006	4.36%
U.S. agency securities	—	—	9,291	3.12	9,334	3.88	20,659	3.95	39,284	39,399	3.74
State and political(1)	948	2.99	1,989	2.77	4,029	3.72	3,340	4.41	10,306	10,299	3.69
Corporate bonds	—	—	—	—	97	32.36	—	—	97	97	32.36
Total investment securities available for sale	$948	2.99%	$12,231	2.92%	$15,752	3.95%	$36,292	4.27%	$65,223	$65,801	3.92%

Investment securities held-to-maturity:
State and political(2)	$768	2.01%	$2,940	4.24%	$3,954	3.79%	$7,116	4.14%	$14,778	$14,873	3.96%
Corporate bonds	—	—	489	5.62	—	—	867	9.27	1,356	1,497	7.96
Total investment securities held-to-maturity	$768	2.01%	$3,429	4.44%	$3,954	3.79%	$7,983	4.70%	$16,134	$16,370	4.30%

(1)
The tax equivalent yield of the state and political securities portfolio was 4.33% for maturities of one year or less, 4.00% for maturities of more than one year through five years, 5.44% for maturities of more than five years through 10 years, 6.48% for maturities of more than 10 years and 5.39% for the total state and political securities portfolio at December 31, 2009.

(2)
The tax equivalent yield of the state and political securities portfolio was 3.05% for maturities of one year or less, 6.23% for maturities of more than one year through five years, 5.54% for maturities of more than five years through 10 years, 6.07% for maturities of more than 10 years and 5.80% for the total state and political securities portfolio at December 31, 2009.

Sources of Funds

General.  Deposits traditionally have been our primary source of funds for our investment and lending activities.  We also borrow, primarily from the Federal Home Loan Bank of Pittsburgh and through securities sold under agreements to repurchase, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds.  Our additional sources of funds are scheduled loan payments, maturing investments, loan prepayments, retained earnings and income on other earning assets.

Deposits.  We accept deposits from the areas in which our offices are located.  We rely on our competitive pricing, convenient locations and customer service to attract and retain deposits.  We offer deposit accounts with a range of interest rates and terms.  Our deposit accounts consist of savings accounts, certificates of deposit, money market accounts, NOW accounts and non-interest bearing checking accounts.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis.  Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

We accept brokered deposits.  At December 31, 2009, we had $61.9 million of brokered deposits. We participate in the CDARS network which comprised $30.8 million of our brokered deposits at December 31, 2009. When a customer gives us a deposit and requests the full protection of Federal Deposit Insurance Corporation insurance where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network. This occurs in increments of less than $100,000 (now $250,000) to ensure that both principal and interest are eligible for full Federal Deposit Insurance Corporation insurance. The CDARS network matching system allows network members to exchange funds. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us. This program has greatly assisted our deposit gathering activities.

The Federal Deposit Insurance Corporation is raising assessments in order to recapitalize the Deposit Insurance Fund.  Federal Deposit Insurance Corporation assessments will be based upon an institution’s level of unsecured debt, secured liabilities and brokered deposits.  As a result of our significant amount of brokered deposits, we expect to incur additional non-interest expense related to increased Federal Deposit Insurance Corporation assessments.

At December 31, 2009, we had a total of $222.3 million in certificates of deposit, of which $148.1 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	For the Years Ended
	2009			2008			2007
	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings ccounts	$14,037	4.66%	0.20%	$9,623	4.10%	0.42%	$10,501	4.96%	1.21%
Certificates of deposit	171,847	57.02	3.46	130,090	55.46	4.71	112,444	53.15	5.03
Money market	33,521	11.12	0.50	30,6264	13.06	1.81	26,761	12.65	3.75
NOW	40,139	13.32	0.30	30,476	12.99	1.56	27,546	13.02	3.54
Checking	41,839	13.88	—	33,751	14.39	—	34,313	16.22	—

Total deposits	$301,383	100.00%	2.32%	$234,586	100.00%	3.07%	$211,565	100.00%	3.67%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $116.4 million.  The following table sets forth the maturity of those certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$23,966
Over three months through six months	20,826
Over six months through one year	34,111
Over one year to three years	32,723
Over three years	4,731

Total	$116,357

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) as well as advances from the Federal Home Loan Bank of Pittsburgh, borrowings from our other correspondent banking relationships and trust preferred securities.  As of December 31, 2009, our repurchase agreements totaled $20.7 million, or 4.6% of total liabilities, and our Federal Home Loan Bank advances totaled $39.9 million, or 8.8% of total liabilities.  At December 31, 2009, we had the ability to borrow an additional $98.3 million under our credit facilities with the Federal Home Loan Bank of Pittsburgh.  Repurchase agreements are secured by agency and mortgage-backed securities.  Advances from the Federal Home Loan Bank of Pittsburgh are secured by our investment in the common stock of the Federal Home Loan Bank of Pittsburgh as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Pittsburgh borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$39,891	$35,560	$19,221
Average balance during year	$37,247	$29,970	$9,831
Maximum outstanding at any month end	$49,184	$42,462	$19,221
Weighted average interest rate at end of year	2.30%	3.07%	4.20%
Average interest rate during year	3.05%	3.57%	4.16%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Balance at end of year	$20,730	$12,498	$10,922
Average balance during year	$14,667	$11,604	$10,854
Maximum outstanding at any month end	$25,204	$12,952	$11,125
Weighted average interest rate at end of year	1.96%	3.66%	4.83%
Average interest rate during year	2.84%	4.21%	4.83%

At December 31, 2009, our borrowings also consisted of $9.0 million in Floating Rate Trust Preferred Securities.  Of the total, $5.0 million was issued on April 23, 2007 and $4.0 million was issued on June 26, 2003, by way of two distinct special purpose subsidiaries. The $5.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 158 basis points above the LIBOR rate.  The $5.0 million Floating Rate Trust Preferred Security is callable at the option of First Sentry Bancshares, Inc. on or after June 15, 2012, and will fully mature on June 15, 2037.    At December 31, 2009, and December 31, 2008, the interest rate on the $5.0 million Floating Rate Trust Preferred Security was 1.83% and 3.58%, respectively.    On September 25, 2009, in connection with the merger of Guaranty Financial Services, Inc., we assumed a $4.0 million Floating Rate Trust Preferred Security that is callable at the option of First Sentry Bancshares, Inc. after June 26, 2008 and has a final maturity of June 26, 2033. The $4.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 310 basis points above the LIBOR rate.  At December 31, 2009, and December 31, 2008, the interest rate on the $4.0 million Floating Rate Trust Preferred Security was 3.35% and 4.93%, respectively.

Subsidiary Activities

First Sentry Bancshares, Inc. has three subsidiaries, First Sentry Bank, a West Virginia chartered commercial bank, First Sentry Bancshares Capital Trust II, a Delaware statutory business trust whose sole asset is the $5.0 million Floating Rate Trust Preferred Security and Guaranty Financial Statutory Trust I, a Connecticut trust whose sole asset is the $4.0 million Floating Rate Trust Preferred Security.

Personnel

As of December 31, 2009, we had 73 full-time employees and 7 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  First Sentry Bancshares, Inc. and First Sentry Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  First Sentry Bancshares, Inc. files consolidated tax returns with First Sentry Bank, its wholly-owned subsidiary.

First Sentry Bancshares, Inc.’s consolidated federal tax returns are not currently under audit, and have not been audited during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to First Sentry Bancshares, Inc. or First Sentry Bank.

Method of Accounting.  For federal income tax purposes, First Sentry Bancshares, Inc. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  First Sentry Bancshares, Inc.’s consolidated group has not been subject to the alternative minimum tax and has no such amounts available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, as allowed by Internal Revenue Code Section 381.  At the date of the merger, Guaranty Financial Services, Inc. had approximately $2.5 million in net operating losses available for carryforward that First Sentry Bancshares, Inc., as the surviving company in the merger, assumed.  For the year ended December 31, 2009, First Sentry Bancshares, Inc. utilized approximately $570,000 of this carryforward and at December 31, 2009, First Sentry Bancshares, Inc.’s consolidated group had net operating loss carryforwards for federal income tax purposes totaling approximately $1.9 million.

Corporate Dividends-Received Deduction.  First Sentry Bancshares, Inc. may exclude from its federal taxable income 100% of dividends received from First Sentry Bank as a wholly-owned subsidiary.  The corporate dividends-received deduction is 80% when the corporation receiving the dividend owns at least 20% of the stock of the distributing corporation.

State Taxation

General. First Sentry Bancshares, Inc. and First Sentry Bank are subject to state income taxations in the same general manner as other West Virginia corporations, with some exceptions discussed below.  First Sentry Bancshares, Inc. files consolidated state income tax returns with First Sentry Bank, its wholly owned subsidiary.  Current state income tax rates are 8.50%.

First Sentry Bancshares, Inc.’s consolidated state income tax returns are not currently under audit, and have not been during the past five years.  The following is not a comprehensive description of the state income tax rules applicable to First Sentry Bancshares, Inc. or First Sentry Bank.

Method of Accounting.  For state income tax purposes, the same method of accounting for federal income tax purposes is used.  State taxable income calculation begins with the federal taxable income reported, further adjusted for modifications increasing or decreasing federal taxable income.

Modifications. Items added back to federal taxable income for state income tax purposes include items such as interest and dividends from any state or local government bonds and securities that was excluded from federal taxable income, and income taxes imposed by the State of West Virginia, based upon net income that were expensed for federal income tax purposes.  Deductions from federal taxable income for state purposes include items such as interest expense on obligations or securities of any state or local political subdivisions disallowed in determining federal taxable income, and the calculated allowance for U.S. obligations and obligations secured by real estate.

Net Operating Loss Carryovers.  West Virginia law allows certain tax provisions to be in conformity with the application of federal tax laws.  Net operating loss carryovers and carrybacks are treated in the same manner as for federal income tax purposes and are adjusted for current year modifications in determining the amount for state carryback or carryover losses.  At December 31, 2009, First Sentry Bancshares, Inc.’s consolidated group had net operating loss carryforwards for state income tax purposes totaling approximately $1.9 million.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting First Sentry Bancshares, Inc.’s operations.  The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to such laws and regulations.

First Sentry Bancshares, Inc. and Bank Holding Company Regulation. First Sentry Bancshares. Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  As such, it is subject to regulation, examination, supervision and reporting requirements of the Federal Reserve Board.  The Federal Reserve Board also has enforcement authority over any non-bank subsidiaries, and the Federal Deposit Insurance Corporation and the West Virginia Division of Banking have enforcement authority over First Sentry Bank.  Among other things, this authority permits the Federal Reserve Board, the Federal Deposit Insurance Corporation or the West Virginia Division of Banking to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of First Sentry Bank.   Additionally, the Federal Reserve Board imposes capital requirements on bank holding companies with more than $500 million in consolidated assets, which may apply to First Sentry Bancshares, Inc. in the future.  These capital requirements generally parallel the capital requirement for First Sentry Bank.  See “Regulation and Supervision – Capital Ratios.”

As a bank holding company, First Sentry Bancshares, Inc. may engage, subject to prior notice to or approval of the Federal Reserve Board, in certain activities determined by the Federal Reserve Board to be closely related to banking, or acquire directly or indirectly more than 5% of another bank or non-banking company.  Additionally, the Federal Reserve Board permits bank holding companies that meet certain capital, management and regulatory standards to engage in a broader range of non-banking activities by electing to be treated as a “financial holding company.”  Generally, financial holding companies may engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances.  At this time, First Sentry Bancshares, Inc. has not elected to make the financial holding company election because it does not engage in any of the expanded activities.

The Change in Bank Control Act, as amended, provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of First Sentry Bancshares, Inc. unless the Federal Reserve Board has been given 60 days prior written notice.  The Bank Holding Company Act provides that no company may acquire control of a bank without the prior approval of the Federal Reserve Board.  Any company that acquires such control becomes a bank holding company subject to registration, examination and regulation by the Federal Reserve Board.  Under the Bank Holding Company Act, control of a bank holding company is conclusively deemed to have been acquired by, among other things, the acquisition of 25% or more of any class of voting stock of the company or the ability to control the election of a majority of the directors of the company.  Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, but less than 25% of any class of stock of a bank holding company, where certain enumerated control factors are also present in the acquisition.  The Federal Reserve Board may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the bank or the bank holding company, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

The Federal Reserve Board has issued a policy statement regarding the payment of cash dividends by bank holding companies.  This policy statement expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that a company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends.  Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”  See “Regulation and Supervision – Capital Ratios.”

Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. This notification requirement does not apply to any bank holding company that is well-capitalized, well managed and is not subject to any unresolved supervisory issues.

The USA Patriot Act was signed into law on October 26, 2001.  The USA Patriot Act gave the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution.

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002.  The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, First Sentry Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer are each required to certify that First Sentry Bancshares, Inc.’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. First Sentry Bancshares, Inc. will be subject to further reporting and audit requirements beginning with their annual report for the year ending December 31, 2010 under the requirements of Sarbanes-Oxley.  First Sentry Bancshares, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure future compliance with these regulations.

Bank Operations. First Sentry Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation, as their primary federal regulator, and the West Virginia Division of Banking.  Such regulation and supervision:

●	establishes a comprehensive framework of activities in which the bank can engage;

●	limits the types and amounts of investments permissible for the bank;

●	limits the ability of the bank to extend credit to any given borrower;

●	significantly limits the transactions in which the bank may engage with its affiliates;

●	places limitations on capital distributions by the bank;

●	imposes assessments to the West Virginia Division of Banking to fund its operations;

●
establishes a continuing and affirmative obligation, consistent with the bank’s safe and sound operation, to help meet the credit needs of its community, including low- and moderate-income neighborhoods;

●	requires the bank to maintain certain non-interest-bearing reserves against its transaction accounts;

●	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institution in a particular category; and

●	establishes standards for safe and sound operations.

First Sentry Bank must submit annual financial reports audited by independent auditors to the Federal Deposit Insurance Corporation and the West Virginia Division of Banking.  Auditors must receive examination reports, supervisory correspondence and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the Federal Deposit Insurance Corporation and the West Virginia Division of Banking.  The audit committee of First Sentry Bank must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.  The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities.  Any change in these regulations, whether by the Federal Reserve Board, the Federal Deposit Insurance Corporation, the West Virginia Division of Banking or the U.S. Congress, could have a material impact on First Sentry Bank and its operations.

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and its implementing regulations, govern transactions between depository institutions and their affiliates.  In a holding company structure, the parent holding company of a bank and any companies that are controlled by the parent holding company are affiliates of the bank.  Section 23A limits the extent to which the bank or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the bank and any one affiliate cannot exceed 10% of the bank’s capital stock and surplus, and these transactions between the bank and all of its affiliates cannot, in the aggregate, exceed 20% of the bank’s capital stock and surplus.  Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate.  Applicable regulations prohibit a bank from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates.  Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the bank or its subsidiary, as similar transactions with non-affiliates.

Loans to Insiders.  Any loans to executive officers, directors, any owner of 10% or more of  stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder.  Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks.  All loans to insiders and insiders’ related interests in the aggregate may not exceed either bank’s unimpaired capital and unimpaired surplus.  With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s residence, may not exceed the greater of $25,000 or 2.5% of either bank’s capital and unimpaired surplus, provided that such number is equal to or less than $100,000.  Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the Board of Directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.  Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons.

An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

Insurance of Deposit Accounts. First Sentry Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts at First Sentry Bank are insured by the FDIC, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  First Sentry Bank has opted to participate in the FDIC’s Temporary Liquidity Guarantee Program.  See “—Temporary Liquidity Guarantee Program.”

The FDIC imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the FDIC published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the FDIC issued a final rule that will alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the FDIC first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The FDIC then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the FDIC issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. Based upon First Sentry Bank’s review of the FDIC’s new rule, its FDIC premium assessment for 2009 increased by approximately $498,000, including the special assessment.

The FDIC adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Our prepayment amount was approximately $1.6 million.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

        Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The FDIC will pay the unpaid principal and interest on FDIC-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the FDIC’s guarantee, participating institutions will pay the FDIC a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.  The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the FDIC extended the program until June 30, 2010. Institutions had until November 2, 2009 to decide whether they would opt out of the extension which took effect on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category. We opted into the extension.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program.  The Emergency Economic Stabilization Act of 2008, which was enacted on October 3, 2008, provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the programs resulting from the legislation is the Troubled Asset Relief Program Capital Purchase Program (“CPP”), which provides direct equity investment by the U.S. Treasury Department in perpetual preferred stock of qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department.  We opted not to participate in the CPP.

Capital Ratios. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements.  For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

●	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;

●	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;

●	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;

●	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

●	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2009, First Sentry Bank was a “well capitalized” institution, with a total risk-based capital ratio of 10.81% and a leverage ratio of 6.91%.

“Undercapitalized” institutions must adhere to growth, capital distribution and dividend and other limitations and are required to submit a capital restoration plan with the Federal Deposit Insurance Corporation within 45 days after the bank receives notice of such undercapitalization.  A bank’s compliance with its capital restoration plan is required to be guaranteed by any company that controls the “undercapitalized” institution in an amount equal to the lesser of 5% of total assets when deemed “undercapitalized” or the amount necessary to achieve the status of “adequately capitalized.”  If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.”  “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions, including an order by the Federal Deposit Insurance Corporation to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions to the parent holding company.  “Critically undercapitalized” institutions must comply with additional sanctions, including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains this status.

Dividend Limitations.  First Sentry Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions.  Under West Virginia Banking law, First Sentry Bank may not pay a cash dividend until its surplus fund equals its common stock, unless there has been carried to the surplus fund not less than 1/10th of net profits of the preceding half year in the case of quarterly dividends. Prior approval of the Commissioner is required if the total of all dividends in any calendar year exceeds the total of net profits of that year combined with its retained net profits of the preceding two years.  In addition, First Sentry Bank cannot pay dividends in amounts that would reduce its capital below regulatory imposed minimums.

Federal Reserve System.  The Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts).  At December 31, 2009, First Sentry Bank was in compliance with the Federal Reserve Board’s reserve requirements. Depository institutions, such as First Sentry Bank , are authorized to borrow from the Federal Reserve Bank “discount window.”  First Sentry Bank is deemed by the Federal Reserve Board to be generally sound and thus eligible to obtain primary credit from its Federal Reserve Bank.  Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution.  Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

Check Clearing for the 21st Century Act.  This law, which became effective in October 2003, gives the same legal weight to a digital image of a check as to the actual check.  First Sentry Bank processes customer checks in compliance with the requirements of this law.

Federal Securities Laws

First Sentry Bancshares, Inc. filed with the Securities and Exchange Commission a registration statement under the Securities Act of 1933 for the registration of the shares of common stock issued pursuant to the merger with Guaranty Financial Services, Inc.  First Sentry Bancshares, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934.  First Sentry Bancshares, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the merger does not cover the resale of those shares.  Shares of common stock received by persons who are not affiliates of First Sentry Bancshares, Inc. may be resold without registration.  Shares received by an affiliate of First Sentry Bancshares, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933.  If First Sentry Bancshares, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of First Sentry Bancshares, Inc. that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of First Sentry Bancshares, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks.  In the future, First Sentry Bancshares, Inc. may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 1A.       Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B.       Unresolved Staff Comments

Not applicable to a smaller reporting company.

ITEM 2.          Properties

As of December 31, 2009, the net book value of our properties was $3.8 million.  The following is a list of our current offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

823 Eighth Street, Huntington, West Virginia	Owned	1998	16,800	$2,939

Branch Offices:

6501 Mud River Road, Barboursville, West Virginia	Land lease	2004	3,200	903

5604 US Route 60 East, Huntington, West Virginia	Leased	2009	3,161	—

5 Second Street, Hamlin, West Virginia	Leased	2009	1,440	—

517 Ninth Street, Huntington, West Virginia (drive-through only)	Leased	2009	N/A	—

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.          Legal Proceedings

        From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.          Reserved

PART II

ITEM 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the Pink Sheets under the symbol “FTSB.PK.” The approximate number of holders of record of First Sentry Bancshares, Inc.’s common stock as of December 31, 2009 was 756. Certain shares of First Sentry Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for First Sentry Bancshares, Inc.’s common stock for the last two years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The following information was based on trades reported to us.

Fiscal 2009	High Bid	Low Bid	Dividends
Quarter ended December 31, 2009	$25.00	$25.00	$0.20
Quarter ended September 30, 2009	25.00	25.00	0.20
Quarter ended June 30, 2009	25.00	25.00	0.20
Quarter ended March 31, 2009	25.00	25.00	0.20

Fiscal 2008	High Bid	Low Bid	Dividends
Quarter ended December 31, 2008	$30.00	$25.00	$0.20
Quarter ended September 30, 2008	30.00	30.00	0.20
Quarter ended June 30, 2008	30.00	28.00	0.20
Quarter ended March 31, 2008	28.00	28.00	0.20

Dividend payments by First Sentry Bancshares, Inc. are dependent primarily on dividends it receives from First Sentry Bank, because First Sentry Bancshares, Inc. will have no source of income other than dividends from First Sentry Bank.  For a discussion of the restrictions on the ability of First Sentry Bank to pay dividends to First Sentry Bancshares, Inc., please see “Item 1.  Business―Supervision and Regulation ―Dividend Limitations.”

(b)           Not applicable.

(c)           None.

ITEM 6.          Selected Financial Data

The summary information presented below at the dates or for each of the years presented is derived in part from First Sentry Bancshares, Inc.’s audited consolidated financial statements.  The following information is only a summary, and should be read in conjunction with First Sentry Bancshares, Inc. consolidated financial statements and notes beginning on page 50 of this Annual Report.

	At December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:

Total assets	$488,500	$338,496	$269,025	$249,762	$221,531
Cash and cash equivalents	17,943	7,534	7,129	13,937	11,816
Interest-earning deposits	5,832	18,677	2,000	—	4,175
Trading assets	—	—	3,996	—	—
Investment securities available for sale	65,801	70,659	41,346	20,948	11,294
Investment securities held to maturity	16,134	9,286	—	9,085	9,307
Federal Home Loan Bank stock, at cost	3,038	2,177	1,176	723	834
Loans, net of allowance	360,761	220,945	204,438	197,444	176,478
Deposits	389,471	265,200	214,895	209,712	181,425
Securities sold under agreements to repurchase	20,730	12,498	10,922	10,285	4,915
Federal Home Loan Bank advances	39,891	35,560	19,221	8,721	15,721
Trust Preferred Securities	9,000	5,000	5,000	4,000	4,000
Stockholders’ equity	28,110	18,684	17,837	16,252	14,786

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
Selected Operating Data:

Interest income	$19,684	$17,845	$17,947	$16,380	$13,191
Interest expense	7,979	8,999	9,049	7,743	5,301
Net interest income	11,705	8,846	8,898	8,637	7,890
Provision for loan losses	3,025	1,189	1,543	1,694	1,222
Net interest income after provision for loan losses	8,680	7,657	7,355	6,943	6,668
Other income	761	735	1,121	1,084	894
Other expenses	8,620	5,661	5,137	4,815	4,491
Income before income tax	821	2,731	3,339	3,212	3,071
Income tax expense	93	876	1,185	1,196	1,170
Net income	$728	$1,855	$2,154	$2,016	$1,901
Income per common share	$0.63	$1.76	$2.04	$1.91	$1.80

	At or For the Years Ended December 31,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.19%	0.61%	0.83%	0.86%	0.90%
Return on average equity (ratio of net income to average equity)	3.25%	10.08%	12.64%	12.99%	13.49%
Dividend payout ratio(1)	129.35%	45.55%	29.42%	31.43%	25.00%
Interest rate spread (2)	2.85%	2.52%	2.87%	3.12%	3.40%
Net interest margin(3)	3.19%	3.05%	3.64%	3.81%	3.90%
Efficiency ratio (4)	66.48%	59.09%	51.27%	49.53%	51.13%
Non-interest expense to average total assets	2.25%	1.86%	1.98%	2.04%	2.12%
Average interest-earning assets to average interest-bearing liabilities	115.62%	117.11%	120.65%	120.17%	119.30%
Average equity to average total assets	5.72%	6.19%	6.67%	6.69%	6.70%

Asset Quality Ratios:
Non-performing assets to total assets	0.96%	0.77%	1.11%	1.13%	0.66%
Non-performing loans to total loans	0.67%	0.50%	0.63%	1.41%	0.68%
Allowance for loan losses to non-performing loans	196.43%	290.46%	219.72%	93.96%	220.77%
Allowance for loan losses to total loans	1.31%	1.44%	1.38%	1.33%	1.51%

Capital Ratios:
Total capital (to risk-weighted assets)	10.88%	11.90%	12.70%	12.02%	12.46%
Tier I capital (to risk-weighted assets)	9.63%	10.65%	11.45%	10.77%	11.21%
Tier I capital (to average assets)	6.90%	7.24%	8.63%	8.22%	8.72%

Other Data:
Number of full service offices	4	2	2	2	2
Full time equivalent employees	77	54	51	47	47

(1)	The dividend payout ratio is calculated using dividends declared divided by net income.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the year.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2009 and 2008 and our consolidated results of operations for the years ended December 31, 2009 and 2008.  This section should be read in conjunction with the consolidated financial statements and notes to the financial statements that appear elsewhere in this Annual Report.

Overview

Our results of operations depend primarily on our net interest income and controlling our non-interest expense.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. agency securities and other securities) and other interest-earning assets and the interest paid on our interest-bearing liabilities, consisting primarily of certificates of deposit, long- and short-term borrowings, Federal Home Loan Bank advances, securities sold under agreements to repurchase, savings accounts, money market accounts, transaction accounts and trust preferred securities.  Our results of operations also are affected by our provisions for loan losses, other income and other expenses.  Other income currently consists primarily of service fees, securities gains, gains from trading activities and other charges, commissions and fees.  Other expenses currently consist primarily of salaries and employee benefits, equipment and occupancy expenses, data processing, professional fees, taxes, insurance and other expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are the following:

Allowance for Loan Losses.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimatable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance is established through the provision for loan losses that is charged against income.  In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy.   The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

The allowance for loan losses has been determined in accordance with GAAP.  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio.  Allowances for impaired loans are generally determined, based on collateral values or the present value of estimated cash flows. The allowance is determined by establishing a reserve rate based on the type of loan, the collateral securing the loan and the loan’s risk rating. Loans that are classified as substandard or doubtful are individually analyzed. The reserve rate is then calculated and applied to the outstanding balances of loans to determine the allocated portion of the allowance for loan losses. Any unallocated portion of the allowance for loan losses is determined by general changes in the size or composition of our loan portfolio.

Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated. In addition, the Federal Deposit Insurance Corporation and the West Virginia Division of Banking, as an integral part of their examination process, will periodically review our allowance for loan losses.  Such agency may require us to recognize adjustments to the allowance, based on its judgments about information available to them at the time of their examination.

The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries.  Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

This monthly process is performed by credit administration and approved by the Senior Loan Officer. The Chief Financial Officer performs a final review of the calculation.  All supporting documentation with regard to the evaluation process is maintained by credit administration.  A summary of the allowance for loan losses is presented by the Senior Loan Officer to the Executive Loan Committee, which consists of five directors, including the Chief Executive Officer and the Senior Loan Officer, Chief Financial Officer and Senior Credit Analyst. The Board of Directors also reviews and approves the allowance for loan losses on a monthly basis.

We have a concentration of loans secured by real property located in Cabell County, West Virginia.  As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans.  Assumptions for appraisal valuations are instrumental in determining the value of properties.  Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined.  The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the collateral.  Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in West Virginia.  Any one or combination of these events may adversely affect our loan portfolio, resulting in increased delinquencies, loan losses and future levels of loan loss provisions.

Income Taxes. Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Business Strategy

Our business strategy is to operate as a profitable community-oriented financial institution dedicated to providing personal service to our individual and business customers. Over the past few years, we have emphasized the origination of commercial real estate loans and commercial loans, and we intend to increase our origination of these loans in the future.  We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are as follows:

●
Maintaining a community focus. Our management and Board of Directors have strong ties to the Huntington and Barboursville, West Virginia communities.  Many members of the management team are Huntington natives and are active in the community through non-profit board membership, local business development organizations, and industry associations.  In addition, our Board members are well established professionals and respected business people in the Huntington area and throughout West Virginia.  Management and the Board are interested in making a lasting contribution to the Huntington community and have succeeded in attracting deposits and loans through attentive and personalized service. To better serve our customers, we have also expanded our products and services by introducing such products as internet and telephone banking, ATM debit cards and CDARS (a type of brokered certificate of deposit that allows a bank to gather large local certificates of deposit that may exceed Federal Deposit Insurance Corporation insurance limits and trade portions of such certificates of deposit with other network members to lower such balances to below Federal Deposit Insurance Corporation insurance limits). On September 25, 2009, in connection with the merger of Guaranty Financial Services, Inc., we acquired a full service branch in Hamlin, West Virginia, located in Lincoln County.  We continue to operate at this location as we look to increase our customer base in Lincoln County.

●
Continuing our Focus on Commercial Real Estate Lending and Commercial Lending.  We intend to continue to increase our origination of higher-yielding commercial real estate loans and commercial loans.  These loans generally are originated with adjustable interest rates and/or shorter terms, which assists us in managing our interest rate risk.  To support this initiative, we have built an infrastructure of seasoned lenders, business developers and underwriters.  We originated $63.5 million of commercial real estate loans and $40.2 million of commercial loans during the year ended December 31, 2009.  At December 31, 2009, our commercial real estate loans totaled $170.5 million, or 46.6% of total loans, compared to $107.5 million, or 47.9% of total loans at December 31, 2008, and $98.6 million, or 47.6% of total loans at December 31, 2007.  Our commercial loans totaled $116.0 million, or 31.7% at December 31, 2009, and $68.1 million, or 30.4% and $64.1 million, or 30.9% at December 31, 2008 and 2007, respectively.

●
Maintaining High Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, and originating a substantial amount of our loans secured by real estate.  We will continue to emphasize high quality assets as we continue to strive to meet the credit needs of the communities we serve. Our non-performing assets at December 31, 2009 were $4.7 million, or 0.96% of total assets, compared to $2.6 million or 0.77% of total assets at December 31, 2008, and $3.0 million or 1.11% of total assets at December 31, 2007.

●
Controlling and Managing Operating Expenses. We intend to continue to manage our operating expenses to maximize our growth in a challenging financial market. Historically, we have maintained a low efficiency ratio as compared to our peers. An efficiency ratio represents non-interest expense divided by the sum of net interest income and non interest income. For the year ended December 31, 2009, our efficiency ratio was 66.48% and for the years ended December 31, 2008 and 2007, our efficiency ratio was 59.09% and 51.27%, respectively.  This means, for example, that we had to spend approximately $0.66 in order to generate $1.00 of income during the year ended December 31, 2009.

Comparison of Financial Condition at December 31, 2009 and 2008

Total assets increased $150.0 million, or 44.3%, to $488.5 million at December 31, 2009, from $338.5 million at December 31, 2008.  The increase was primarily the result of the merger of Guaranty Financial Services, Inc. (Guaranty Bank) with and into First Sentry Bancshares, Inc. on September 25, 2009.

Cash and cash equivalents increased $10.4 million or 138.2% to $17.9 million at December 31, 2009, from $7.5 million at December 31, 2008.  The increase reflected the results of the merger with Guaranty Bank, including additional reserve requirements on deposit with the Federal Reserve Bank.

Interest earning deposits decreased $12.8 million or 68.8% to $5.8 million at December 31, 2009, from $18.7 million at December 31, 2008. The decrease in interest earning deposits was the result of short-term certificate of deposit investments maturing.  The proceeds were used to fund loan growth.

Investments classified as available for sale decreased $4.9 million, or 6.9%, to $65.8 million at December 31, 2009, from $70.7 million at December 31, 2008.  Investments classified as held to maturity were $16.1 million at December 31, 2009, as compared to $9.3 million at December 31, 2008, an increase of $6.8 million, or 73.7%, with $6.6 million in securities acquired in the Guaranty Bank merger. We purchased $43.4 million of securities during the year ended December 31, 2009.  Purchases of investment securities were primarily shorter-term U.S. agency securities, with maturities up to five years or longer-term maturity step bonds, and, to a lesser extent, medium-term mortgage-backed securities, with average remaining lives of less than five years as well as purchases of municipal and corporate bonds.

During the year ended December 31, 2008, the remaining $4.0 million of our trading assets matured.

Loans, net of allowance, increased $139.8 million, or 63.3%, to $360.8 million at December 31, 2009, from $220.9 million at December 31, 2008.  We acquired $110.2 million in loans from the Guaranty Bank merger on September 25, 2009.  During the year ended December 31, 2009, we continued to focus on loan growth in response to customer demand. Commercial real estate loans increased $63.1 million, or 58.7%, to $170.5 million at December 31, 2009, from $107.5 million at December 31, 2008.  The $63.1 million increase in commercial real estate loans included $39.4 million received from Guaranty Bank.  Commercial loans increased $47.9 million, or 70.3%, to $116.0 million at December 31, 2009, from $68.1 million at December 31, 2008. The $47.9 million increase in commercial loans includes $41.5 million received from Guaranty Bank.  Residential real estate loans increased $19.8 million, or 55.7%, to $55.3 million at December 31, 2009, from $35.5 million at December 31, 2008, including $17.7 million of residential real estate loans received from Guaranty Bank.  Consumer loans increased $10.7 million, or 81.6%, to $23.8 million at December 31, 2009, from $13.1 million at December 31, 2008, including $11.6 million of consumer loans received from Guaranty Bank.

Deposits increased $124.3 million, or 46.9%, to $389.5 million at December 31, 2009, from $265.2 million at December 31, 2008.  We acquired $113.4 million in deposits from the Guaranty Bank merger on September 25, 2009.  Certificates of deposit increased $78.2 million, or 54.3%, to $285.2 million at December 31, 2009, from $144.0 million at December 31, 2008.  The $78.2 million increase in certificates of deposit included $70.4 million in certificates of deposit received from Guaranty Bank.  Our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $46.0 million, or 38.0%, to $167.2 million at December 31, 2009, from $121.2 million at December 31, 2008. The $46.0 million increase in our core deposits included $43.0 million in core deposits received from Guaranty Bank.

Federal Home Loan Bank borrowings increased $4.3 million, or 12.2%, to $39.9 million at December 31, 2009, from $35.6 million at December 31, 2008, with the additional borrowings resulting from the merger with Guaranty Bank. The additional borrowings assumed in the Guaranty Bank merger funded a portion of the assets acquired in the merger. Securities sold under agreements to repurchase increased $8.2 million, or 65.9% to $20.7 million at December 31, 2009, from $12.5 million at December 31, 2008.  The $8.2 million increase in our securities sold under agreements to repurchase included $11.0 million received from Guaranty Bank that was partially offset by the maturing of term repurchase agreements during 2009.

Stockholders’ equity increased $9.4 million, or 50.4%, to $28.1 million at December 31, 2009, from $18.7 million at December 31, 2008.  The increase was the result of issuing 381,651 shares of common stock, with a fair market value of $25.00 per share or $9.5 million total, to the common stockholders of Guaranty Financial Services, Inc. in a one-for-one exchange of common stock, and an increase in accumulated other comprehensive income of $88,000, reflecting market value fluctuations in available for sale investments, net of tax, for 2009.  This increase in stockholders’ equity was offset by the payment of $921,000 in cash dividends to stockholders during the year, which exceeded our net income of $712,000 for 2009.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

General.  Net income decreased $1.1 million, or 61.6%, to $712,000 for the year ended December 31, 2009, from $1.9 million for the year ended December 31, 2008.  The decrease reflected an increase in other expenses related to the merger for professional fees and data processing conversion costs, a decline in estimated fair value of other real estate owned, and an increase in the FDIC deposit insurance assessment rates including the special assessment imposed by the FDIC on all insured banks.

Interest Income.  Interest income increased $1.8 million, or 10.3%, to $19.7 million for the year ended December 31, 2009, from $17.8 million for the year ended December 31, 2008.  The increase resulted from an increase in the average balance of interest-earning assets, which increased $77.4 million, or 26.7%, to $367.1 million for the year ended December 31, 2009, from $289.7 million for the year ended December 31, 2008, offset in part by a decline in the average yield on interest-earning assets of 80 basis points to 5.36% for the year ended December 31, 2009, from 6.16% for the year ended December 31, 2008.  The increase in the average balance of interest-earning assets was primarily the result of the merger with Guaranty Bank.  The decline in our average yield on interest-earning assets during the year ended December 31, 2009, as compared to the prior year, was due to the general decline in market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the economy.

Interest income on loans increased $1.4 million, or 9.7%, to $15.8 million for the year ended December 31, 2009, from $14.4 million for the year ended December 31, 2008.  The average balance of loans increased $54.7 million, or 25.7%, to $267.3 million for the year ended December 31, 2009, from $212.6 million for the year ended December 31, 2008, reflecting the merger with Guaranty Bank on September 25, 2009 and our continued efforts to grow our loan portfolio.  The average yield on our loan portfolio decreased 86 basis points, to 5.91%, for the year ended December 31, 2009, from 6.77% for the year ended December 31, 2008, primarily as a result of the general decline in market interest rates.

Interest income on investments, including interest-earning cash and cash equivalents, increased $488,000, or 14.3%, to $3.9 million for the year ended December 31, 2009, from $3.4 million for the year ended December 31, 2008. The increase resulted primarily from an increase in the average balance of our securities portfolio, which increased $24.1 million, or 40.9%, to $83.1 million for the year ended December 31, 2009, from $59.0 million for the year ended December 31, 2008 due to increased investment in mortgage-backed securities, U.S. agency securities, corporate bonds and tax advantaged state and political securities. The average yield on our securities portfolio decreased by 65 basis points, to 4.10% for the year ended December 31, 2009, from 4.75% for the year ended December 31, 2008.

Interest Expense.  Interest expense decreased by $1.0 million to $8.0 million for the year ended December 31, 2009, from $9.0 million for the year ended December 31, 2008.  The decrease resulted primarily from a decrease in interest expense on deposits and trust preferred securities reflecting the general decline in market interest rates. The average rate we paid on deposits decreased 117 basis points to 2.41% for the year ended December 31, 2009, from 3.58% for the year ended December 31, 2008. The average balance of interest bearing deposits increased $58.7 million, or 29.2%, to $259.5 million for the year ended December 31, 2009, from $200.8 million for the year ended December 31, 2008. The growth in our deposits was primarily due to the deposits received from the Guaranty Bank merger on September 25, 2009, increased participation in our CDARS program, an increase in our brokered money market sweep deposits, and an increase in local business deposits.

Interest expense on certificates of deposit decreased $179,000, or 2.9%, to $5.9 million for the year ended December 31, 2009, from $6.1 million for the year ended December 31, 2008.   The decrease reflected a drop in the average rate paid on certificates of deposit partially offset by an increase in the average balance of certificates of deposit during 2009.  The average rate paid on certificates of deposit decreased 125 basis points to 3.46% for the year ended December 31, 2009, from 4.71% for the year ended December 31, 2008, reflecting lower market rates.  The average balance of certificates of deposit increased $41.8 million, or 32.1%, to $171.8 million for the year ended December 31, 2009, from $130.1 million for the year ended December 31, 2008, a result of the Guaranty Bank merger coupled with growth in our own certificates of deposit and our CDARS certificates of deposit. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $756,000 to $314,000 for the year ended December 31, 2009, from $1.1 million for the prior year.

Interest expense on trust preferred securities decreased by $80,000 during the year ended December 31, 2009, as compared to the prior year, reflecting lower costs as the indices upon which the trust preferred securities are priced were lower in 2009. Interest expense on FHLB advances increased by $66,000 to $1.13 million for the year ended December 31, 2009, from $1.07 million for the prior year, reflecting higher average balances of FHLB advances as we used the lower cost borrowings to fund loan demand.

Net Interest Income.  Net interest income increased by $2.9 million, or 32.3%, to $11.7 million for the year ended December 31, 2009, from $8.8 million for the year ended December 31, 2008.  Our net interest rate spread increased 33 basis points to 2.85% for the year ended December 31, 2009, from 2.52% for the year ended December 31, 2008, and our net interest margin increased 14 basis points to 3.19% for the year ended December 31, 2009, from 3.05% for the year ended December 31, 2008.  The increase in our net interest rate spread and net interest margin reflected lower funding costs as a result of the Federal Reserve Board’s actions to maintain a low federal funds rate.

Provision for Loan Losses.  We recorded a provision for loan losses of $3.0 million for the year ended December 31, 2009, compared to a provision for loan losses of $1.2 million for the year ended December 31, 2008.  Net charge-offs increased to $1.5 million for the year ended December 31, 2009, from $814,000 for the year ended December 31, 2008.  The allowance for loans losses was $4.8 million, or 1.31% of total loans receivable at December 31, 2009, compared to $3.2 million, or 1.44% of total loans receivable at December 31, 2008.

The increase in the provision for loan losses for the year ended December 31, 2009, as compared to the prior year was based, in part, on the increase in total non-performing loans of $1.3 million from 2008 to 2009 and, in part, on the increase in our total loan portfolio as a result of the merger with Guaranty Bank. The allowance for loan losses as a percentage of non-performing loans was 193.43% at December 31, 2009, as compared to 290.46% at December 31, 2008. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2009 and 2008.

Other Income.  Other income increased slightly to $761,000 for the year ended December 31, 2009, from $735,000 for the year ended December 31, 2008.  During the first quarter of 2009, we recognized an impairment charge of $500,000 on Silverton Bank corporate bonds while during the fourth quarter of 2008, we recognized an impairment charge of $463,000 on Silverton Bank equity stock.  These impairments reduced other income nearly equally for each respective year.  The Office of the Comptroller of the Currency closed Silverton Bank in May 2009 and the Federal Deposit Insurance Corporation was appointed as receiver.  At December 31, 2009, we did not have any remaining investments in Silverton Bank.

Other Expenses. Other expenses increased $2.9 million, or 52.3%, to $8.6 million for the year ended December 31, 2009, from $5.7 million for the year ended December 31, 2008.  The increase in other expenses included a $752,000 impairment charge for the reduction in the estimated fair value of other real estate owned due to a decline in commercial real estate values.  The increase in other expenses was in part attributable to an increase of $522,000 in salaries and employee benefits expense to $3.1 million for the year ended December 31, 2009, from $2.6 million for the year ended December 31, 2008, due primarily to the merger with Guaranty Bank. Professional fees increased $548,000 for the year ended December 31, 2009, compared to the prior year primarily the result of merger related expenses, and data processing conversion costs related to the integration of Guaranty Bank’s core data totaling $166,000.  Also, FDIC deposit insurance assessments increased $498,000 due to an increase in assessment rates including a special assessment imposed during 2009.  The remainder of the increase in other expenses was primarily the result of increased operating costs subsequent to the merger with Guaranty Bank.

Income Tax Expense.  The provision for income taxes was $93,000 for the year ended December 31, 2009, compared with $876,000 for 2008, reflecting the decrease in income before income tax between the comparative periods, coupled with an increase in tax exempt interest income.  Our effective tax rate was 11.4% for the year ended December 31, 2009, compared to 32.1% for the year ended December 31, 2008.

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

	For the Years Ended December 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$267,281	$15,788	5.91%	$212,553	$14,387	6.77%
Investment securities	83,054	3,404	4.10 (1)	58,966	2,799	4.75 (1)
Cash and cash equivalents	14,363	492	3.43	16,500	609	3.69
Federal Home Loan Bank stock	2,423	—	—	1,651	47	2.85
Trading assets	—	—	—	76	2	2.63
Total interest-earning assets	367,121	19,684	5.36	289,746	17,844	6.16
Non-interest-earning assets	15,448			10,934
Total assets	$382,569			$300,680

Interest-bearing liabilities:
Savings accounts	$14,037	28	0.20	$9,623	40	0.42
Certificates of deposit	171,847	5,948	3.46	130,090	6,127	4.71
Money market	33,521	167	0.50	30,646	556	1.81
NOW	40,139	119	0.30	30,476	474	1.56
Total interest-bearing deposits	259,544	6,262	2.41	200,835	7,197	3.58
Federal Home Loan Bank advances	37,247	1,136	3.05	29,970	1,070	3.57
Securities sold under agreements to repurchase	14,667	417	2.84	11,604	488	4.21
Trust preferred securities	6,074	164	2.70	5,000	244	4.88
Total interest-bearing liabilities	317,532	7,979	2.51	247,409	8,999	3.64
Non-interest-bearing checking	41,839			33,751
Other non-interest-bearing liabilities	1,301			906
Total liabilities	360,672			282,066
Stockholders’ equity	21,897			18,614
Total liabilities and stockholders’ equity	$382,569			$300,680

Net interest income		$11,705			$8,845
Net interest rate spread (2)			2.85%			2.52%
Net interest-earning assets (3)	$49,589			$42,337
Net interest margin (4)			3.19%			3.05%
Average interest-earning assets to interest-bearing liabilities	115.62%			117.11%

(1)	The tax equivalent yield of the investment securities portfolio was 4.55% and 5.05% for the years ended December 31, 2009 and 2008, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis.  The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated.  The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume).  The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate).  The total column represents the sum of the prior columns.  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)

Interest-earning assets:
Loans	$3,229	$(1,828)	$1,401
Investment securities	988	(383)	605
Cash and cash equivalents	(74)	(43)	(117)
Federal Home Loan Bank stock	—	(47)	(47)
Trading assets	—	(2)	(2)

Total interest-earning assets	4,143	(2,303)	1,840

Interest-bearing liabilities:
Savings accounts	9	(21)	(12)
Certificates of deposit	1,445	(1,624)	(179)
Money market	14	(403)	(389)
NOW	29	(384)	(355)
Total deposits	1,497	(2,432)	(935)
Federal Home Loan Bank advances	222	(156)	66
Securities sold under agreement to repurchase	87	(158)	(71)
Trust preferred securities	29	(109)	(80)

Total interest-bearing liabilities	1,835	(2,855)	(1,020)

Change in net interest income	$2,308	$552	$2,860

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  At December 31, 2009, this ratio was 18.6%, slightly below our recommended level, due to a decrease in marketable securities.  We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2009.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2009, cash and cash equivalents totaled $17.9 million.  At December 31, 2009, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $65.8 million at December 31, 2009, and we had $60.6 million in outstanding borrowings at December 31, 2009.

At December 31, 2009, we had $8.5 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $41.4 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2009 totaled $148.0 million, or 38.0% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2009. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing securities and originating loans.  During the years ended December 31, 2009 and 2008, we purchased securities classified as available for sale totaling $41.5 million and $58.3 million, respectively.  During the years ended December 31, 2009 and 2008, we purchased securities classified as held to maturity totaling $2.0 million and $9.6 million, respectively.  During the years ended December 31, 2009 and 2008, we originated $129.2 million and $49.0 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of Pittsburgh advances).  We experienced a net increase in total deposits of $124.3 million for the year ended December 31, 2009 and a net increase of $50.3 million for the year ended December 31, 2008.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, seasonality with respect to certain government deposits, and by other factors.

We experienced a net increase in borrowings of $12.6 million for the year ended December 31, 2009 and a net increase of $17.9 million for the year ended December 31, 2008.  At December 31, 2009, we had the ability to borrow an additional $98.3 million from the Federal Home Loan Bank of Pittsburgh and up to $11.5 million from lines of credit with other financial institutions.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2009, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Capital Ratios” and Note 17 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we originate.  For additional information, see Note 16 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) codified the accounting standards and restructured generally accepted accounting principles (GAAP), which is effective for financial statements issued after September 15, 2009.  On the effective date, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  FASB will not issue new standards in the form of Statements.  Instead, FASB will issue Accounting Standards Updates.  FASB does not believe the issuance of this Statement and the Codification will change GAAP.

In June 2009, The FASB issued new guidance on accounting for transfers of financial assets.  The guidance clarifies the objectives in determining whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred assets.  The determination must consider the transferor’s continued involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with , or in contemplation of, the transfer even if they were not entered into at the time of transfer.  Also, the guidance requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as the result of a transfer of financial assets or a group of financial assets accounted for as a sale.  The Company does not expect the guidance to have an effect on the Company’s financial position.

In June 2009, the FASB issued guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity which should be included in the consolidated financial statements.  This analysis identifies the primary beneficiary of a variable interest.  In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance.  This guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the guidance to have any impact on the Company’s financial position.

In October 2009, the FASB issued guidance to establish a selling price hierarchy for determining the selling price of a deliverable (products or services).  The selling price used for each deliverable will be based on vendor specific evidence, third-party evidence, or estimated selling price.  The guidance amends the previous criteria for separating consideration in multiple-deliverable arrangements.  As a result of those considerations, deliverables must be accounted for separately rather than as a combined unit.  The amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the amendments to have an impact on its financial statements.

In October 2009, the FASB issued updated guidance for accounting for own-share lending arrangements in contemplation of convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional-paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement.  The effective date of the amendment is dependent upon the date the sharing-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not plan to issue convertible debt, and therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or share but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

In January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidated purposes.  The amendment provides that the guidance for the decrease in ownership should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of substance real estate or conveyance of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 31, 2009 and had no impact on the Company’s financial statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP.  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, our assets and liabilities are primarily monetary in nature.  As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

ITEM 7A.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a smaller reporting company.

ITEM 8.          Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Sentry Bancshares, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2009.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, the accompanying consolidated financial statements for December 31, 2008 have been restated.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the three years ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of First Sentry Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009 included in Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hess, Stewart & Campbell, PLLC

Beckley, West Virginia
March 31, 2010

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

		2008
	2009	(As Restated) (1)
ASSETS

Cash and due from banks	$17,942,673	$7,534,183
Federal funds sold	-	-

Cash and cash equivalents	17,942,673	7,534,183

Interest-earning deposits	5,832,000	18,677,000
Investments available-for-sale	65,801,101	70,658,549
Investments held-to-maturity	16,134,092	9,285,960
Federal Home Loan Bank stock, at cost	3,037,800	2,176,900
Loans, net of allowance	360,761,355	220,944,562
Interest receivable	2,152,315	1,651,614
Bank premises and equipment, net	6,928,684	4,857,969
Other assets	9,910,296	2,709,760

	$488,500,316	$338,496,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$59,073,303	$39,723,616
Interest-bearing	330,397,695	225,476,275

Total deposits	389,470,998	265,199,891

Securities sold under agreements to repurchase	20,729,501	12,497,887
Federal Home Loan Bank advances	39,890,597	35,559,576
Federal funds purchased	-	518,000
Interest payable	589,772	707,266
Income taxes payable	-	10,762
Other liabilities	709,831	319,494

	451,390,699	314,812,876

TRUST PREFERRED SECURITIES	9,000,000	5,000,000

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares authorized
1,437,651 issued and outstanding in 2009
1,056,000 issued and outstanding in 2008	1,437,651	1,056,000
Additional paid-in capital	15,293,748	6,144,000
Retained earnings	11,257,159	11,450,539
Accumulated other comprehensive income	121,059	33,082

	28,109,617	18,683,621

	$488,500,316	$338,496,497

See Notes to Consolidated Financial Statements

(1) See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

INTEREST INCOME
Loans, including fees	$15,788,146	$14,386,605	$15,859,113
Investment securities	3,403,930	3,423,194	1,731,421
Federal funds sold and interest-earning deposits	491,925	34,615	356,662
	19,684,001	17,844,414	17,947,196

INTEREST EXPENSE
Deposits	6,262,085	7,166,719	7,764,261
Securities sold under agreements to repurchase	416,781	490,862	517,115
Trust preferred securities	164,167	243,832	358,881
Advances	1,136,336	1,097,300	408,918
	7,979,369	8,998,713	9,049,175

NET INTEREST INCOME	11,704,632	8,845,701	8,898,021

PROVISION FOR LOAN LOSSES	3,025,098	1,188,923	1,542,913

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	8,679,534	7,656,778	7,355,108

OTHER INCOME
Service fees	69,263	54,833	59,150
Securities gains (losses)	(2,997)	117,057	14,326
Gains from trading activities	-	3,760	80,090
Impairment losses on held-to-maturity securities	(500,000)	(462,629)	-
Other charges, commissions and fees	1,194,916	1,022,109	967,884
	761,182	735,130	1,121,450

OTHER EXPENSES
Salaries and employee benefits	3,120,343	2,598,439	2,369,359
Equipment and occupancy expenses	1,102,189	777,419	743,087
Data processing	278,713	280,218	254,994
Professional fees	896,955	351,155	190,113
Taxes, other than payroll, property and income	215,602	192,287	236,282
Insurance	747,676	221,861	215,993
Other expenses	2,258,293	1,239,259	1,127,253
	8,619,771	5,660,638	5,137,081

INCOME BEFORE INCOME TAX	820,945	2,731,270	3,339,477

INCOME TAX EXPENSE	93,195	876,407	1,185,931

NET INCOME	$727,750	$1,854,863	$2,153,546

EARNINGS PER SHARE	$0.63	$1.76	$2.04

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2009, 2008 and 2007

		2008
	2009	(As Restated) (1)	2007

Net income	$727,750	$1,854,863	$2,153,546

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period	49,778	323,028	319,496
Less: reclassification adjustment for gains
included in net income	2,997	(117,057)	(14,326)

	52,775	205,971	305,170

Cumulative-effect adjustment to apply SFAS
GAAP for transfer of securities from
available-for-sale to held-to-maturity	51,003	(290,489)	-

Adjustment for income tax (expense) benefit	(15,801)	(78,722)	(119,358)

Other comprehensive income (loss), net of tax	87,977	(163,240)	185,812

Comprehensive income	$815,727	$1,691,623	$2,339,358

See Notes to Consolidated Financial Statements

(1) See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2009, 2008 and 2007

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2006	$1,056,000	$6,144,000	$9,041,639	$10,510	$16,252,149

Net income			2,153,546		2,153,546
Cumulative-effect adjustment to apply
GAAP for early adoption of fair value
to held-to-maturity securities, net of tax			(121,109)		(121,109)
Change in unrealized gain on securities				185,812	185,812
Dividends, $.60 per share			(633,600)		(633,600)

BALANCE, December 31, 2007	1,056,000	6,144,000	10,440,476	196,322	17,836,798

Net income			1,854,863		1,854,863
Change in unrealized gain on securities				127,249	127,249
Cumulative-effect adjustment to apply
GAAP for transfer of available-for-sale
securities to held-to-maturity				(290,489)	(290,489)
Dividends, $.80 per share			(844,800)		(844,800)

BALANCE, December 31, 2008 (As Restated)(1)	1,056,000	6,144,000	11,450,539	33,082	18,683,621

Net income			727,750		727,750
Change in unrealized gain on securities				36,974	36,974
Amortization under GAAP for
transferred securities				51,003	51,003
Issuance of 381,651 shares common stock	381,651	9,149,748			9,531,399
Dividends, $.80 per share			(921,130)		(921,130)

BALANCE, December 31, 2009	$1,437,651	$15,293,748	$11,257,159	$121,059	$28,109,617

See Notes to Consolidated Financial Statements

(1) See Note 2 “Restatement of Consolidated Financial Statements” of Notes to Consolidated Financial Statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$727,750	$1,854,863	$2,153,546
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	3,025,098	1,188,923	1,542,913
Depreciation and amortization	394,475	389,534	371,614
Subsequent write-downs other real estate	752,704	-	-
Investment securities amortization (accretion), net	591,278	113,329	(2,392)
Amortization of core deposit intangible	8,717	-	-
Securities and trading asset losses (gains)	2,997	(120,817)	(94,416)
Impairment loss on held-to-maturity securities	500,000	462,629	-
Loss on sale of assets	-	49,219	-
Deferred income taxes	(593,405)	(401,180)	31,003
Changes in:
Trading assets	-	3,996,240	4,892,146
Interest receivable	39,738	(186,184)	(147,947)
Other assets	(2,675,403)	(200,546)	437,212
Interest payable	(620,836)	1,786	6,334
Income taxes payable	(10,762)	(6,125)	16,887
Other liabilities	291,875	48,703	177,614

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,434,226	7,190,374	9,384,514

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	12,845,000	(16,677,000)	(2,000,000)
Maturities of investments available-for-sale	1,765,000	6,250,000	3,090,000
Redemptions of investments available-for-sale	60,125,054	23,002,825	2,305,920
Maturities of investments held-to-maturity	1,129,700	-	-
Redemptions of investments held-to-maturity	100,000	-	-
Purchase of investments available-for-sale	(39,567,131)	(58,546,215)	(25,610,621)
Purchase of investments held-to-maturity	(870,000)	(9,592,612)	-
Purchase (sale) of Federal Home Loan Bank Stock	(52,100)	(1,000,900)	(453,300)
Net increase in loans	(35,370,138)	(17,752,559)	(10,236,129)
Proceeds from sale of foreclosed properties	-	245,132	-
Purchases of premises and equipment	(625,784)	(449,188)	(132,191)

NET CASH USED IN INVESTING ACTIVITIES	(520,399)	(74,520,517)	(33,036,321)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,822,761	50,305,208	5,182,718
Net change in agreements to repurchase securities	(2,724,837)	1,575,632	637,405
Net change in FHLB advances	(8,339,349)	16,339,000	10,499,999
Net increase (decrease) in federal funds purchased	(518,000)	360,000	158,000
Increase in trust preferred securities	-	-	1,000,000
Cash dividends paid	(921,130)	(844,800)	(633,600)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,680,555)	67,735,040	16,844,522

NET CHANGE IN CASH AND CASH EQUIVALENTS	233,272	404,897	(6,807,285)
CASH ACQUIRED IN MERGER	10,175,218	-	-

CASH AND DUE FROM BANKS, BEGINNING	7,534,183	7,129,286	13,936,571

CASH AND DUE FROM BANKS, ENDING	$17,942,673	$7,534,183	$7,129,286

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

SUPPLEMENTAL DISCLOSURES

Cash paid for interest on deposits and borrowings	$8,096,863	$8,995,297	$9,042,841
Cash paid for income taxes	641,900	1,187,640	841,450

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES

Loans transferred to foreclosed real estate	$1,530,746	$56,743	$1,749,075
Net change in unrealized holding gain (loss)
on investments available-for-sale	49,778	205,971	305,169
Business acquisitions:
Assets acquired at fair value
Cash and fed funds sold	10,175,218
Investments	25,717,804
Loans	109,002,499
Federal Home Loan Bank stock	808,800
Bank premises and equipment	1,839,406
Interest receivable	540,439
Other assets	1,417,122
Liabilities acquired at fair value
Deposits	113,448,346
Securities sold under agreements to repurchase	10,956,451
Federal Home Loan Bank advances	12,670,370
Interest payable	503,342
Other liabilities	98,462
Trust Preferred Securities	4,000,000
Common stock issued	381,651

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations: Effective January 1, 2002, First Sentry Bank, Inc. (the Bank) merged into First Sentry Bancshares, Inc. (the Company) and became a wholly-owned subsidiary.  The shareholders of First Sentry Bank, Inc. became the shareholders of First Sentry Bancshares.  Effective September 25, 2009, the Company acquired all of the stock of Guaranty Financial Services, Inc. and Subsidiary (Guaranty).  The subsidiary bank, Guaranty Bank and Trust Company (Guaranty Bank), was merged into First Sentry Bank, Inc.  First Sentry Bancshares, Inc. is a bank holding company whose principal activity is the ownership and management of First Sentry Bank, Inc. The Bank generates commercial, mortgage and consumer loans and receives deposits from customers in Huntington, West Virginia and the surrounding area.  The bank operates under a state bank charter and provides full banking services.  As a state bank, the Bank is subject to regulation by the West Virginia State Division of Banking and the Federal Deposit Insurance Corporation (FDIC).

Principles of consolidation:  The consolidated statements include the accounts of the Company and its wholly-owned subsidiary.  All significant inter-company balances have been eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets.  Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

While management uses available information to recognize losses on loans, future reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Cash and cash equivalents:  For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and cash on hand, amounts due from banks, and federal funds sold.

Interest-bearing deposits:  Interest-bearing deposits in banks mature within one year and are carried at cost.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trading activities:  The Company holds trading securities for its own account.  Securities that are held principally for resale in the near term are recorded in the trading assets account at fair value with changes in fair value recorded in earnings. Interest and dividends are included in net interest income.

Investment securities:  Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity.  Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in other comprehensive income.  Gains and losses on sales of securities are determined on the specific identification method.

Declines that are other than temporary in the fair value of  individual held-to-maturity and available-for-sale securities below their cost result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses.

Loans:  Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees.  Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, the borrower’s financial conditions are such that collection of interest is doubtful. When interest accrual is discontinued, interest income is subsequently recognized only to the extent cash payments are received.

Allowance for loan losses:  The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio.  The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term.  However, the amount of the change that is reasonably possible cannot be estimated. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

Premises and equipment:  Land is carried at cost. Other premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.  Gains and losses on dispositions are included in current operations.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Other real estate owned: Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank’s carrying amount or fair value less estimated selling cost at the date of foreclosure.  Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for loan losses.  After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell.  Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed.  The portion of interest costs relating to development of real estate is capitalized.  Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

Comprehensive income: The components of other comprehensive income include unrealized gains (losses) on securities available-for-sale, net of deferred tax.  The Company reports comprehensive income and its components in the consolidated statements of comprehensive income.

Income taxes: Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the allowance for loan losses and accumulated depreciation.  The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets and liabilities are reflected at income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising costs: Advertising costs are expensed as incurred.

Earnings per share: Earnings per share are computed on the weighted average number of shares outstanding.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains on securities available-for-sale, and unrealized losses related to other credit factors on debt securities available-for-sale.

Fair value of instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 3.  Fair value estimates involve uncertainties and matters of judgment. Changes in assumptions or in market conditions could significantly affect the estimates.

Retirement plan:  The Company funds retirement costs as incurred.

Current accounting developments: In June 2009, the Financial Accounting Standards Board (FASB) codified the accounting standards and restructured generally accepted accounting principles (GAAP), which is effective for financial statements issued after September 15, 2009.  On the effective date, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  FASB will not issue new standards in the form of Statements.  Instead, FASB will issue Accounting Standards Updates.  FASB does not believe the issuance of this Statement and the Codification will change GAAP.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2009, The FASB issued new guidance on accounting for transfers of financial assets.  The guidance clarifies the objectives in determining whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred assets.  The determination must consider the transferor’s continued involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with , or in contemplation of, the transfer even if they were not entered into at the time of transfer.  Also, the guidance requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as the result of a transfer of financial assets or a group of financial assets accounted for as a sale.  The Company does not expect the guidance to have an effect on the Company’s financial position.

In June 2009, the FASB issued guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it controlling financial interest in a variable interest entity which should be included in the consolidated financial statements.  This analysis identifies the primary beneficiary of a variable interest.  In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impacts the entity’s economic performance.  This guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the guidance to have any impact on the Company’s financial position.

In October 2009, the FASB issued guidance to establish a selling price hierarchy for determining the selling price of a deliverable (products or services).  The selling price used for each deliverable will be based on vendor specific evidence, third-party evidence, or estimated selling price.  The guidance amends the previous criteria for separating consideration in multiple-deliverable arrangements.  As a result of those considerations, deliverables must be accounted for separately rather than as a combined unit.  The amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company does not expect the amendments to have an impact on its financial statements.

In October 2009, the FASB issued updated guidance for accounting for own-share lending arrangements in contemplation of convertible debt issuance.  At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional-paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement.  The effective date of the amendment is dependent upon the date the sharing-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.  The Company does not plan to issue convertible debt, and therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or share but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

In January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidated purposes.  The amendment provides that the guidance for the decrease in ownership should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity.  The guidance does not apply to a decrease in ownership in transactions related to sales of substance real estate or conveyance of oil and gas mineral rights.  The update is effective for the interim or annual reporting periods ending on or after December 31, 2009 and had no impact on the Company’s financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2008 consolidated financial statements, the Company re-evaluated its recent transfer of certain investment securities acquired during 2008 from “available-for-sale” to “held-to-maturity”.  In accordance with accounting principles generally accepted in the United States, the Company has restated the consolidated financial statements as of December 31, 2008 for the correction of the following item.

A correction has been made for an incorrect application of GAAP relating to the transfer of securities between classifications occurring on December 31, 2008.  As further described in Note 6, the Company transferred certain investment securities which had been acquired during 2008 from “available-for-sale” to “held-to-maturity”.   At the time of the transfer, the value of the securities had not been reduced by net unrealized losses in the amount of $290,489 and included as an additional component of other comprehensive income at the effective date of the transfer.  These statements include a restatement adjustment of $290,489 reducing the investment in held-to-maturity securities and accumulated other comprehensive income, and will be amortized against interest income on investment securities over the life of the individual investment securities. There was no effect on previously reported pre-tax income.

The Company’s consolidated financial statements presented in this Annual Report have been restated to reflect the impact resulting from the restatement adjustments described above, as follows:

Summary of Impact of Restatement Adjustments

		Non-		Tax Effect	Total
	Revenue	Revenue	Total	of	Adjustment
	Adjustment	Adjustment	Adjustment	Adjustment	Net of Tax
Cumulative effect on
December 31, 2008
accumulated other
comprehensive income	$-	$(290,489)	$(290,489)	$-	$(290,489)

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents the impact of the restatement on the Company’s previously issued audited consolidated balance sheet as of December 31, 2008:

CONSOLIDATED BALANCE SHEET

	As of December 31, 2008
	As Previously
	Reported	Adjustments	As Restated

ASSETS
Cash and due from banks	$7,534,183	$-	$7,534,183
Federal funds sold	-	-	-

Cash and cash equivalents	7,534,183	-	7,534,183

Interest-earning deposits	18,677,000	-	18,677,000
Trading assets	-	-	-
Investments available-for-sale	70,658,549	-	70,658,549
Investments held-to-maturity	9,576,449	(290,489)	9,285,960
Federal Home Loan Bank stock, at cost	2,176,900	-	2,176,900
Loans, net of allowance	220,944,562	-	220,944,562
Interest receivable	1,651,614	-	1,651,614
Bank premises and equipment, net	4,857,969	-	4,857,969
Other assets	2,709,760	-	2,709,760

	$338,786,986	$(290,489)	$338,496,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$39,723,616	$-	$39,723,616
Interest-bearing	225,476,275	-	225,476,275

Total deposits	265,199,891	-	265,199,891

Securities sold under agreements to repurchase	12,497,887	-	12,497,887
Federal Home Loan Bank advances	35,559,576	-	35,559,576
Federal funds purchased	518,000	-	518,000
Interest payable	707,266	-	707,266
Income taxes payable	10,762	-	10,762
Other liabilities	319,494	-	319,494

	314,812,876	-	314,812,876

TRUST PREFERRED SECURITIES	5,000,000	-	5,000,000

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares
authorized, 1,056,000 issued and outstanding
in 2008 and 2007	1,056,000	-	1,056,000
Additional paid-in-capital	6,144,000	-	6,144,000
Retained earnings	11,450,539	-	11,450,539
Accumulated other comprehensive income	323,571	(290,489)	33,082

	18,974,110	(290,489)	18,683,621

	$338,786,986	$(290,489)	$338,496,497

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 3.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures of GAAP, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1
Valuation is based upon quoted prices in active markets for identical instruments that the entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded on the active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2
Valuation is based upon inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3
Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 3.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

Trading assets: For trading assets, fair values are based on quoted market prices or quoted market prices of comparable instruments.

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

Effective January 1, 2007, the Company elected early adoption of SFAS No. 159 and 157.  SFAS 159 generally permitted the measurement of selected eligible financial instruments at fair value at specified election dates.  Management identified and elected to fair value 5 existing investment securities categorized as held-to-maturity.  At January 1, 2007, the total securities had a net carrying value of $9,084,589.  All securities classified as held-to-maturity at December 31, 2006 were selected and no other similar investment securities classified as held-to-maturity were excluded.  The table in Note 5, Trading Assets, presents information about the eligible financial instruments for which the Company elected the fair value measurement option and for which a transition adjustment was recorded to retained earnings as of January 1, 2007.

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported at December 31, 2009 and 2008.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 3.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

December 31, 2009:
Assets:
Investment securities:
Available-for-sale	$65,801,101	$-	$65,801,101	$-

December 31, 2008:
Assets:
Investment securities:
Available-for-sale	$70,658,549	$-	$70,658,549	$-

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the years ended December 31, 2009 and 2008:

Reported in Consolidated Balance
Sheet at / Reported in Consolidated
Statements of Income at:	2009	2008

Assets / Non-Interest Income:

Investments available-for-sale /
Securities gains (losses)	$-	$-
Trading assets / Gains from
trading activities	-	-

	$-	$-

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments.  GAAP excluded certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, aggregate fair value estimates do not represent the underlying value of the Bank.

The estimated fair values of the Bank’s financial instruments at December 31, 2009 and 2008 do not significantly differ from their carrying amounts as reported in the balance sheet.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 4.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2009 and 2008 was $5,416,000 and $3,054,000, respectively.

NOTE 5.  TRADING ASSETS

The Company’s initial adoption of the fair value option was applied to all held-to-maturity securities recorded on January 1, 2007.  The cumulative effect adjustment to retained earnings was as follows:

	Balance		Balance
	Sheet	Net	Sheet
	1/1/07	Loss	1/1/07
	prior to	upon	after
	Adoption	Adoption	Adoption
Held-to-maturity:
Mortgage-backed securities	$1,084,589	$(13,337)	$1,071,252
U.S. agency securities	8,000,000	(182,500)	7,817,500

Pretax cumulative effect of adoption of the fair value option		(195,837)

Increase in deferred tax asset		74,728

Cumulative effect of adoption of the fair value Option (charged to retained earnings)		$(121,109)

Management believes the election of the fair value option enhances comparability and presentation of investment securities currently held by the Company. However, the adoption of the fair value option does not restrict management from classifying future purchases of investment securities as held-to-maturity and their ability and intent to hold such securities to maturity.

The Company did not have any assets classified as trading assets at December 31, 2009 or 2008.

Proceeds from the sale of trading assets were $4,000,000 for the year ended December 31, 2008.  The net gain on trading activities included in earnings for the year ended December 31, 2008 was $3,760. There were no sales for the years ended December 31, 2009 or 2007.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 6.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at December 31, 2009 and 2008 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2009:
Held-to-maturity:
State and political	$14,778,108	$197,861	$102,753	$14,873,216
Corporate securities	1,355,984	140,883	-	1,496,867
	16,134,092	338,744	102,753	16,370,083

Available-for-sale:
Mortgage-backed securities	15,536,388	490,819	20,841	16,006,366
U.S. agency securities	39,284,446	377,577	262,529	39,399,494
Corporate securities	96,570	-	-	96,570
State and political	10,305,622	76,482	83,433	10,298,671
	65,223,026	944,878	366,803	65,801,101

	$81,357,118	$1,283,622	$469,556	$82,171,184

December 31, 2008: (As Restated)
Held-to-maturity:
State and political	$7,459,350	$-	$-	$7,459,350
Corporate securities	1,826,610	-	-	1,826,610
	9,285,960	-	-	9,285,960

Available-for-sale:
Mortgage-backed securities	11,393,823	442,325	-	11,836,148
U.S. agency securities	50,241,084	734,683	7,396	50,968,371
State and political	8,495,345	14,979	656,294	7,854,030
	70,130,252	1,191,987	663,690	70,658,549

	$79,416,212	$1,191,987	$663,690	$79,944,509

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 6.  INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

December 31, 2009:
One year or less	$768,156	$770,150	$947,498	$955,036
After one year through five years	3,429,108	3,462,665	12,231,531	12,344,303
After five years through ten years	3,954,065	3,997,165	15,751,793	15,951,805
After ten years	7,982,763	8,140,103	36,292,204	36,549,957

	$16,134,092	$16,370,083	$65,223,026	$65,801,101

December 31, 2008: (As Restated)
One year or less	$-	$-	$4,265,591	$4,284,216
After one year through five years	480,030	480,030	16,329,226	16,539,244
After five years through ten years	1,759,119	1,759,119	15,743,120	15,957,596
After ten years	7,046,811	7,046,811	33,792,315	33,877,493

	$9,285,960	$9,285,960	$70,130,252	$70,658,549

During the Company’s annual evaluation of security investment classification on December 31, 2008, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity”.  The securities transferred included fifteen municipal securities acquired during 2008 with a book value of $7,545,926 and a fair value of $ 7,459,350 at December 31, 2008.  In addition, two corporate securities were reclassed from “available-for-sale” to “held-to-maturity” and carried a book value of $2,030,523 and market value of $1,826,610 at December 31, 2009.  The securities have been transferred under GAAP as of December 31, 2008, and the cumulative- effect adjustment of the reclassification was a decrease to other comprehensive income in the amount of $290,489 and a reduction to the cost basis of the transferred securities by this same amount. The adjustment of $290,489 recorded in other comprehensive income will be amortized over the life of the securities transferred in a manner consistent with the amortization of any premium or discount.  Management’s decision to reclass the securities was based on the economic and market uncertainties that began in the third quarter of 2008, and the change in the Company’s ability and intent to hold these securities to maturity.  At December 31, 2008, the Company determined that it had a positive intent to hold to maturity the available-for-sale securities reclassed.  In addition to the economic and market conditions considered by the Company, other factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.  The Company does not intend to dispose of these securities in response to needs for liquidity or use as an additional funding source.

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to its scheduled maturity.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 6.  INVESTMENT SECURITIES (continued)

Proceeds and redemptions of available-for-sale securities for the years ended December 31, 2009 and 2008 totaled $61,890,054 and $29,252,825, respectively.  Gains (losses) on maturities and redemptions of securities available-for-sale for the years ended December 31, 2009, 2008 and 2007 totaled ($2,997), $117,057 and $14,326, respectively.  Proceeds and redemptions of held-to-maturity securities for the years ended December 31, 2009 and 2008 totaled $1,229,700 and $-0-, respectively.

Securities with a carrying value of  $35,474,249 and $31,845,340 were pledged at December 31, 2009 and 2008, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2009:
Held-to-maturity
State and political	$65,764	$4,638,041	$36,989	$575,192
Available-for-sale
U.S Agencies	262,529	17,012,130	-	-
Mortgage-backed securities	20,841	3,391,748	-	-
State and political securities	22,064	2,200,112	61,369	441,445

	$371,198	$27,242,031	$98,358	$1,016,637

December 31, 2008: (As Restated)
Available-for-sale
U.S. Agencies	$7,396	$990,131	$-	$-
State and political securities	533,580	5,919,651	122,714	380,575

	$540,976	$6,909,782	$122,714	$380,575

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 6.  INVESTMENT SECURITIES (continued)

At December 31, 2009, sixty debt securities with unrealized losses had depreciated 1.63% from the Company’s amortized cost basis.  At December 31, 2008, fourteen debt securities with unrealized losses had depreciated 8.34% from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether the downgrades by bond- rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.  Management does not believe that any individual unrealized loss as of December 31, 2009 included in the table above represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors.  Management does not believe it is probable that the Company will not receive all principal and interest payments in accordance with the contractual terms of these securities.  The Company has the intent and ability to hold the securities contained in the table above until maturity.

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of Pittsburgh (FHLB), is carried at cost as a restricted long-term investment at December 31, 2009 and 2008.

Management evaluates the FHLB stock for impairment in accordance with Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others”.  When determining if any impairment has occurred, management bases its decision on the ultimate recoverability of the cost rather than recognizing temporary declines in value.  Factors that are considered are 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, 2) commitment by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and 3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management does not believe an impairment charge is required as it relates to FHLB stock as of December 31, 2009.

During 2009, the Company recognized an other-than-temporary impairment charge of $500,000 on Silverton Bank (formerly “The Bankers Bank”) corporate bonds which were previously classified as held-to-maturity securities.  In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver.  A bridge bank was formed to facilitate liquidation of Silverton Bank.  The other-than-temporary impairment charge was recorded based on this information and management’s belief that the market prices of these bonds were unrecoverable. At December 31, 2009, the Company did not have any remaining investments in Silverton Bank corporate bonds.

In the fourth quarter of 2008, the Company recognized an other-than-temporary impairment charge of $462,629 on 170 shares of Silverton Bank equity stock, which was previously reported in other assets.  The Company received information from bank regulators that dividends on the equity securities would cease, and therefore no further earnings would be generated from the securities.  The other-than-temporary impairment charge was recorded based on this information, along with management’s belief that the market prices of these securities would not recover in the foreseeable future due to current market conditions, industry information, regulatory matters and other factors.  At December 31, 2009, the Company did not have any remaining investments in Silverton Bank equity stocks.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 7.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

		December 31,
		2009	2008
Loans
Commercial		$115,995,984	$68,115,720
Commercial real estate		170,515,459	107,457,578
Residential real estate		55,332,538	35,542,864
Consumer		23,766,660	13,091,280
		365,610,641	224,207,442
Less deferred loan fees		(64,286)	(35,880)
		365,546,355	224,171,562

Allowance for loan losses		(4,785,000)	(3,227,000)

		$360,761,355	$220,944,562

Changes in the allowance for loan losses for the years
ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Balances, beginning of year	$3,227,000	$2,852,000	$2,659,000
Provision for losses	3,025,098	1,188,923	1,542,913
Recoveries on loans	38,488	10,761	40,351
Loans charged off	(1,505,586)	(824,684)	(1,390,264)

	$4,785,000	$3,227,000	$2,852,000

As disclosed in Note 13, the residential real estate loans secure the Federal Home Loan Bank advances.

Overdraft deposit accounts that have been reclassed as loans as of December 31, 2009 and 2008 totaled $476,813 and $754,894, respectively.

As of December 31, 2009, the scheduled maturities of loans are as follows:

2009

Three months or less	$47,916,889
Over three months through twelve months	71,552,060
Over one year through three years	66,514,688
Over three years through five years	114,662,539
Over five years through fifteen years	55,350,904
Over fifteen years	9,613,561

$365,610,641

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 7.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Loans classified as nonaccrual totaled $1,886,885 and $1,088,816 as of December 31, 2009 and 2008, respectively. The difference between gross income that would have been earned on nonaccrual loans, had they been current in accordance with their original terms, and recorded interest that was included in income for the years ended December 31, 2009, 2008 and 2007 totaled $79,796, $79,801 and $93,869, respectively.  At December 31, 2009 there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.

Total loans past-due ninety days or more and still accruing at December 31, 2009 and 2008 totaled $548,905 and $22,070, respectively.

The average recorded investment in impaired loans at December 31, 2009 and 2008 was $1,375,990 and $815,327, respectively.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.  The following is a summary of loans considered impaired:

	December 31,
	2009	2008

Gross impaired loans	$2,435,790	$1,110,886
Less valuation allowance for impaired loans	515,390	634,821

Recorded investment in impaired loans	$1,920,400	$476,065

In the ordinary course of business, the Bank has, and expects to continue to have, transactions, including loans, with its executive officers, directors, principal shareholders and their related interests.  In the opinion of management, such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectability or present any other unfavorable features to the Bank.  Loans to such related parties are summarized as follows:

	December 31,
	2009	2008

Beginning balance	$4,987,233	$4,291,045
New loans	394,652	1,637,813
Relationship changes	3,945,036	-
	9,326,921	5,928,858
Less payments	272,401	941,625

Ending balance	$9,054,520	$4,987,233

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 8.  PREMISES AND EQUIPMENT

A summary of the cost of premises and equipment and related accumulated depreciation follows:

	December 31,
	2009	2008

Land and improvements	$3,251,047	$1,635,052
Buildings	3,539,381	3,539,381
Furniture, fixtures, and equipment	2,537,647	1,688,894
Autos	51,234	87,307
	9,379,309	6,950,634
Less accumulated depreciation	2,450,625	2,092,665

	$6,928,684	$4,857,969

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $394,475, $389,534 and $364,748, respectively.

NOTE 9.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for December 31, 2009 and 2008 is as follows:

	2009	2008

Balance at beginning of year	$1,490,734	$1,699,075
Properties acquired	1,530,674	56,743
Subsequent write-downs	(752,704)	-
Gross proceeds from sales	-	(245,132)
Gains (losses) recorded	-	(19,952)

	$2,268,704	$1,490,734

NOTE 10.  OTHER ASSETS

As part of the issuance of Trust Preferred Securities during 2002 and organization of the holding company and trust, the Company incurred costs of $164,615.  Of that amount, $27,295 was assigned to other assets and was expensed against earnings in 2002, because, in management’s opinion, such assets have no future value.  The expense was included in professional fees.  The remaining $137,320 of costs incurred was assigned to other assets and has been fully amortized.

As result of the merger with Guaranty Bank, goodwill was included in other assets in the amount of $2,501,594.  Goodwill is reviewed annually for impairment in accordance with SFAS 142.  Management has determined that no impairment to goodwill has occurred in 2009.  In addition, a core deposit intangible was recorded in the amount of $523,000 and is being amortized over a period of fifteen years using an accelerated method.  The unamortized balance of the core deposit intangible at December 31, 2009 was $514,283.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 11.  DEPOSITS

Deposits consisted of the following:

	December 31, (in thousands)
	2009			2008

			Weighted			Weighted
			Average			Average
	Balance	%	Rate	Balance	%	Rate

Savings	$18,250	4.68	.20	$9,727	3.67	.42
Certificate of deposits	222,258	57.07	3.46	144,031	54.31	4.71
Money market	43,003	11.04	.50	40,374	15.22	1.81
Now	46,887	12.04	.30	31,343	11.82	1.56
Checking	59,073	15.17	-	39,725	14.98	-

	$389,471	100.00	2.32	$265,200	100.00	3.07

Interest expense on deposits consists of the following:

	Years Ended December 31, (in thousands)
	2009	2008	2007

Savings	$28	$40	$127
Certificate of deposits	5,948	6,098	5,660
Money market	167	556	1,003
Now	119	473	974

	$6,262	$7,167	$7,764

Scheduled maturities at December 31, 2009 are as follows:

2009

Three months or less	$42,416,771
Over three months through twelve months	105,630,625
Over one year through three years	63,999,406
Over three years	10,211,209

$222,258,011

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 12.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally are held until canceled by either party.  Information concerning securities sold under agreements to repurchase at December 31 2009 and 2008 is summarized as follows:

	2009	2008

Average balance during the year	$14,667,000	$11,604,221
Average interest rate during the year	2.84%	4.21%
Maximum month-end balance during the year	$25,204,318	$12,951,507
U.S. agency securities underlying the agreements	$24,544,858	$14,278,000

NOTE 13.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB) which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from FHLB was $154,697,000 and $102,722,200 at December 31, 2009 and 2008, respectively.

The Bank has advances of long-term debt from the FHLB totaling $39,890,597 and $35,559,576 at December 31, 2009 and 2008, respectively.  The advances are secured by residential real estate loans and have various scheduled maturity dates beginning with January 2, 2010 through May 9, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.37% to 4.77%.

The FHLB advances are scheduled for repayment as follows:

Year	Amount

2010	$18,670,000
2011	4,999,999
2012	5,000,000
2013	-
2014	-
Thereafter	11,220,598
$39,890,597

NOTE 14.  LINES OF CREDIT

The Bank has federal funds accommodations with three correspondent banks.  The agreements allow the Bank to borrow for 14 days in a calendar month with interest due daily at variable rates.  The amounts available for the Bank to borrow under these agreements total $11,500,000.  At December 31, 2009 and 2008, no funds were advanced under these agreements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 15.  TRUST PREFERRED SECURITIES

On April 23, 2008, First Sentry Bancshares Capital Trust II (the “trust”) issued $5,000,000 of Floating Rate Trust Preferred Securities.  First Sentry Bancshares Capital Trust II, a Delaware statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due June 15, 2037, of First Sentry Bancshares, Inc. (the trust debenture).

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.83% at December 31, 2009).  Distributions for the years ended December 31, 2009 and 2008 totaled $129,960 and $273,832, respectively.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc. the Company acquired Guaranty Financial Statutory Trust I (the Trust).  The Company owns 100% of the common equity of the Trust.  The Trust was formed for the purpose of issuing corporation-obligated, mandatorily-redeemable securities to third party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly at a variable interest rate equal to 3 month LIBOR plus 3.10% (3.35% at December 31, 2009), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company. Distributions for the year ended December 31, 2009 totaled $34,207.  The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default of the terms of the debentures.

The capital securities have a term of 30 years and are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  The Company has entered into agreements that fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (continued)

Financial instruments whose contract amount represents credit risk at December 31, 2009 and 2008 are as follows:

	2009	2008

Commitments to extend credit	$49,912,068	$29,036,677
Standby letters of credit	9,124,712	18,619,885

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount and type of collateral obtained, if deemed necessary by the Bank upon extension of credit, varies and is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 17.  STOCKHOLDERS’ EQUITY

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, as defined, combined with the retained earnings of the preceding two years, subject to the capital requirements as defined below.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2009 and 2008, that the Bank meets all the capital adequacy requirements to which it is subject.

As of November 9, 2009, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  As of December 31, 2009 and 2008, the Bank is categorized as well capitalized as disclosed in the following table.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 17.  STOCKHOLDERS’ EQUITY, continued

The Bank’s actual and required capital amounts and ratios as of December 31, 2009 and December 31, 2008 are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$38,165,000	10.81%	$28,249,000	8%	$35,311,000	10%
Consolidated	38,404,000	10.88%	28,238,000	8%	35,298,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	33,747,000	9.56%	14,124,000	4%	21,187,000	6%
Consolidated	38,404,000	9.63%	15,951,817	4%	23,928,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	33,747,000	6.91%	19,529,000	4%	24,411,000	5%
Consolidated	33,988,000	6.90%	19,703,188	4%	24,628,985	5%

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$26,206,000	11.82%	$17,285,000	8%	$22,184,000	10%
Consolidated	26,432,000	11.90%	17,769,000	8%	22,212,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	23,429,000	10.57%	8,643,000	4%	13,310,000	6%
Consolidated	23,651,000	10.65%	8,883,000	4%	13,325,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	23,429,000	7.16%	12,332,000	4%	16,377,000	5%
Consolidated	23,651,000	7.24%	13,067,000	4%	16,334,000	5%

Earnings per share are computed on the weighted average number of shares outstanding of 1,157,425 at December 31, 2009 and 1,056,000 at December 31, 2008 and 2007.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 18.  INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2009	2008	2007
Current tax expense
Federal	$542,953	$1,087,973	$956,571
State	143,647	189,614	198,357
Deferred tax expense (benefit)
Federal	(459,417)	(334,079)	26,770
State	(133,988)	(67,101)	4,223

	$93,195	$876,407	$1,185,931

A reconciliation of the income tax expense at the Federal statutory rate of 34% is as follows:

	Years Ended December 31,
	2009	2008	2007

Federal statutory income tax	$279,121	$928,632	$1,135,422
State income tax, net of federal
tax benefit	94,807	125,145	133,709
Nondeductible expenses	189,158	(17,544)	9,944
Net operating loss carryforward	(193,597)	-	-
Tax exempt interest income	(276,294)	(159,826)	(93,144)

	$93,195	$876,407	$1,185,931

The Company files income tax returns in the U.S. federal jurisdiction and the State of West Virginia.  The company has evaluated the tax positions taken or expected to be taken in its tax returns and have determined it does not have any liability related to uncertain tax positions.  Interest and penalties associated with any tax assessments are recorded as interest expense and noninterest expense, respectively.  The years ended December 31, 2006 through December 31, 2008 remain open for audits by tax authorities.

For the short year ended September 25, 2009, Guaranty Bank had approximately $2,500,000 in net operating losses (NOL) available for carryforward.  The Company utilized approximately $570,000 of this NOL carryforward as a reduction of federal and state taxable income for the year ended December 31, 2009.  At December 31, 2009, the Company has a remaining NOL carryforward balance of $1,930,000 available to offset future taxable income.  The NOL carryforward is scheduled to expire December 31, 2029, however, the company believes the full amount of the NOL carryforward will be utilized prior to the expiration date.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 18.  INCOME TAXES (continued)

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,116,104	$857,841
NOL carryforward	774,857	-
Acquisition costs	137,731	-
OREO write-downs	291,688	-
OTTI securities	179,278	179,278
	2,499,658	1,037,119

Deferred tax liabilities:
Depreciation	216,569	281,060
Accretion of discounts, net	45,700	9,173
Unrealized gain on securities	217,529	204,726
	479,798	494,959

Net deferred tax asset	$2,019,860	$542,160

NOTE 19.  PROFIT SHARING PLAN

The Bank instituted a 401(k) profit sharing plan in 1999 covering all employees.  The plan permits employee contributions up to the maximum allowed by Internal Revenue Service regulations ($15,500 for 2009).  Employer contributions are discretionary and totaled $60,033, $54,927 and $51,293 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 20.  OPERATING LEASES

During November 2002, the Bank signed a ten-year lease for land on which a branch is located.  Lease payments are $3,750 per month through October 2012.  At that time, providing the lease is still in effect, the lease will be automatically renewed for a series of twelve renewals of five years each, plus a final thirteenth renewal for nineteen years.  Upon each renewal, the lease provides for an increase in the rental payments of ten percent over the preceding term.  Lease payments totaled $45,000 each year for the years ended December 31, 2009, 2008 and 2007.  Lease payments made during 2003 were included in other assets as prepaid rents and are being amortized over the remaining life of the lease.

The Bank has assumed a lease with a related party as the result of the merger with Guaranty Bank.  Under the remaining terms of the twenty-year lease scheduled to expire in 2020, lease payments are $5,500 through March 2010. Monthly lease payments will increase to $6,000 beginning April 2010.  In April 2015, the monthly lease payments will increase to $6,500 until the end of the lease.  Lease payments totaled $16,500 for the year ended December 31, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 20.  OPERATING LEASES (continued)

The following is a schedule by year of future minimum rental payments required under lease agreements:

Year Ending
December 31,	Amount

2010	$115,500
2011	117,000
2012	109,500
2013	72,000
2014	72,000
Thereafter	408,000

$894,000

NOTE 21.  CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer related loans to customers primarily located in Cabell, Wayne and the adjoining counties of West Virginia, Ohio, and Kentucky.  Although the Bank has a diverse loan portfolio, a substantial portion of its debtors’ ability to repay is dependent on the economic conditions of the counties in which they operate.

NOTE 22.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc., (Guaranty) a one bank holding company located in Huntington, West Virginia.  Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which has three branch locations in the Huntington area.  The merger strengthened the Company’s banking services to the community.

Under the terms of agreement, the Company paid $25.00 per share of Guaranty Financial Services, Inc. stock, or approximately $9,531,399, in the form of First Sentry Bancshares, Inc. stock.  Guaranty shareholders received one share of First Sentry Bancshares, Inc. stock for each share of Guaranty stock, resulting in the issuance of 381,651 shares.  The common stock issued was valued at $25.00.

The assets and liabilities of Guaranty were recorded on the Consolidated Balance Sheets at their respective fair values as of the closing date.  The results of operations were included in the Consolidated Statements of Income from the date of acquisition.  During 2009, acquisition related costs that were charged against current earnings totaled $363,495.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 23.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Sentry Bancshares, Inc. (Parent Company) is presented below:

BALANCE SHEETS
	December 31,
	2009	2008
ASSETS
Investments in subsidiary	$36,819,489	$23,456,920
Other assets	299,710	237,463

	$37,119,199	$23,694,383

LIABILITIES
Total liabilities	$9,009,582	$5,010,762
Total stockholders’ equity	28,109,617	18,683,621

	$37,119,199	$23,694,383

STATEMENTS OF INCOME	Years Ended December 31,
	2009	2008	2007
Income:
Dividends from subsidiary	$916,505	$1,031,424	$745,055
Loss on securities	-	(462,629)	-
Other income	25,243	28,323	32,870
	941,748	579,118	777,925
Expenses:
Professional fees	-	-	6,866

Income before income taxes and equity
in undistributed income of subsidiary	941,748	597,118	771,059

Federal and state income tax benefit (expense)	(9,582)	168,516	10,009

Income before equity in undistributed income
of subsidiary	932,166	765,634	761,050

Equity in undistributed income of subsidiary	(204,416)	1,089,229	1,392,496

	$727,750	$1,854,863	$2,153,546

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007

NOTE 23.  PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$727,750	$1,854,863	$2,153,546
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in equity in undistributed income of
subsidiary	204,416	(1,089,229)	(1,392,496)
Decrease in other assets	20	284,632	6,348
Increase in other liabilities	(1,180)	753	9,962

NET CASH PROVIDED BY OPERATING ACTIVITIES	931,006	1,051,019	777,090

CASH FLOWS FROM INVESTING
ACTIVITIES
Capitalization of subsidiaries	(9,876)	-	(1,000,000)
Purchase investment securities	-	(206,219)	(143,490)

NET CASH USED IN INVESTING ACTIVITIES	(9,876)	(206,219)	(1,143,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of trust preferred
securities	-	-	1,000,000
Cash dividends paid	(921,130)	(844,800)	(633,600)

NET CASH USED IN FINANCING ACTIVITIES	(921,130)	(844,800)	(366,400)

NET CHANGE IN CASH	-	-	-

CASH, BEGINNING	-	-	-

CASH, ENDING	$-	$-	$-

ITEM 9.          Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.       (T)Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting.  The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations.  Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines.  Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis and discuss our material accounting policies.  Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

(b) Not applicable.

 (c) Changes in Internal Control over Financial Reporting

We maintain internal control over financial reporting.  There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a management’s report or an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  A Management’s report and an attestation report was not required pursuant to rules of the Securities and Exchange Commission that permit new public companies to not have such discourses in their first Annual Report as a public company.

ITEM 9B.       Other Information

None.
PART III

ITEM 10.        Directors, Executive Officers and Corporate Governance

First Sentry Bancshares, Inc. has adopted a Code of Ethics that applies to First Sentry Bancshares, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Code of Ethics is filed as Exhibit 14 to the Form 10-K for the year ended December 31, 2009. A copy of the Code will be furnished without charge upon written request to the Secretary, First Sentry Bancshares, Inc., 823 Eighth Street, Huntington, West Virginia 25701.

Information concerning Directors and executive officers of First Sentry Bancshares, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 11.        Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13.        Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 14.        Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.        Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of First Sentry Bancshares, Inc.*
3.2	Bylaws of First Sentry Bancshares, Inc.*
4	Form of Common Stock Certificate of First Sentry Bancshares, Inc.*
10.1	Employment Agreement with Geoffrey S. Sheils*
10.2	Form of Consulting Agreement for Marc A. Sprouse*
10.3	Form of Retention Agreement for Larry E. Plantz*
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated by reference to the Registration Statement on Form S-4 of First Sentry Bancshares, Inc. (File No. 333-156180), originally filed with the Securities and Exchange Commission on December 16, 2008, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SENTRY BANCSHARES, INC.

Date: March 30, 2010	By:	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey S. Sheils	President and Chief	March 30, 2010
Geoffrey S. Sheils	Executive Officer (Principal Executive Officer)

/s/ Richard D. Hardy	Senior Vice President and	March 30, 2010
Richard D. Hardy	Chief Financial Officer
(Principal Financial and Accounting Officer)
/s/ Robert H. Beymer	Chairman of the Board	March 30, 2010
Robert H. Beymer

/s/ Kerry P. Dillard	Director	March 30, 2010
Kerry P. Dillard

/s/ Jeffrey E. Hood	Director	March 30, 2010
Jeffrey E. Hood

/s/ Johnnie Jones	Director	March 30, 2010
Johnnie Jones

/s/ Nester S. Logan	Director	March 30, 2010
Nester S. Logan

/s/ Charles H. McKown, Jr. MD	Director	March 30, 2010
Charles H. McKown, Jr. MD

/s/ Robert L. Shell, Jr.	Director	March 30, 2010
Robert L. Shell, Jr.

/s/ Paul L. Turman, II	Director	March 30, 2010
Paul L. Turman, II

/s/ Arthur Weisberg	Director	March 30, 2010
Arthur Weisburg

/s/ Joseph Williams	Director	March 30, 2010
Joseph Williams

/s/ S. Kenneth Wolfe, MD	Director	March 30, 2010
S. Kenneth Wolfe, MD

/s/ Marc A. Sprouse	Director	March 30, 2010
Marc A. Sprouse

/s/ David Fox, III	Director	March 30, 2010
David Fox, III

/s/ J. Grant McGuire	Director	March 30, 2010
J. Grant McGuire

/s/ Edward W. Morrison, Jr.	Director	March 30, 2010
Edward W. Morrison, Jr.

/s/ Sally C.B. Oxley	Director	March 30, 2010
Sally C.B. Oxley

/s/ George A. Patterson, III	Director	March 30, 2010
George A. Patterson, III

/s/ Paul B. Riedel	Director	March 30, 2010
Paul B. Riedel

/s/ J. Roger Smith	Director	March 30, 2010
J. Roger Smith

/s/ John Jay White	Director	March 30, 2010
John Jay White