Form 10-Q
period 2010-03-31
First Sentry Bancshares, Inc.
filed 2010-05-14
CIK 1451432

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2010
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For transition period from ____________to_____________

                                   Commission File Number    000-53790


                          FIRST SENTRY BANCSHARES, INC.
                          -----------------------------
               (Exact Name of Registrant as Specified in Charter)


        West Virginia                                  03-0398338
--------------------------------             ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)


823 Eighth Street, Huntington, West Virginia                       25701
--------------------------------------------                     ----------
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

    1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of May 14, 2010.

                          FIRST SENTRY BANCSHARES, INC.

                           Form 10-Q Quarterly Report

                                Table of Contents

PART I FINANCIAL INFORMATION...................................................3

ITEM 1. FINANCIAL STATEMENTS...................................................3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................22
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009.....23
COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
        MARCH 31, 2010 AND 2009...............................................26
LIQUIDITY AND CAPITAL RESOURCES...............................................23
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS ...................26
ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....30
ITEM 4T.      CONTROLS AND PROCEDURES.........................................30

PART II OTHER INFORMATION.....................................................30

ITEM 1.       LEGAL PROCEEDINGS...............................................30
ITEM 1A.      RISK FACTORS....................................................30
ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.....30
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.................................30
ITEM 4.       REMOVED AND RESERVED............................................31
ITEM 5.       OTHER INFORMATION...............................................31
ITEM 6.       EXHIBITS........................................................31
SIGNATURES....................................................................32

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2010 (Unaudited) and December 31, 2009
                             (Dollars in Thousands)

                                                                                 March 31,
                                                                                   2010              December 31,
                                                                                (Unaudited)              2009
ASSETS
Cash and due from banks                                                         $ 15,044              $ 17,943
Federal funds sold                                                                 7,225                     -
                                                                                --------              --------
             Cash and cash equivalents                                            22,269                17,943

Interest-earning deposits                                                          6,912                 5,832
Investments available-for-sale                                                    63,319                65,801
Investments held-to-maturity                                                      15,827                16,134
Federal Home Loan Bank stock, at cost                                              3,038                 3,038
Loans, net of allowance of $5,310 (unaudited) and $4,785, respectively           358,421               360,761
Interest receivable                                                                2,215                 2,152
Bank premises and equipment, net                                                   6,893                 6,929
Other real estate owned                                                            2,109                 2,269
Goodwill and core deposit intangible                                               3,083                 3,016
Other assets                                                                       4,107                 4,625
                                                                                --------              --------
                                                                                $488,193              $488,500
                                                                                ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
      Deposits:
          Noninterest-bearing                                                   $ 51,551              $ 59,073
          Interest-bearing                                                       349,874               330,398
                                                                                --------              --------
             Total deposits                                                      401,425               389,471

      Securities sold under agreements to repurchase                              18,106                20,729
      Federal Home Loan Bank advances                                             29,323                39,890
      Interest payable                                                               642                   590
      Income taxes payable                                                           205                     -
      Other liabilities                                                              578                   710
                                                                                --------              --------
                                                                                 450,279               451,390
                                                                                --------              --------
TRUST PREFERRED SECURITIES                                                         9,000                 9,000
                                                                                --------              --------
STOCKHOLDERS' EQUITY
      Common stock, $1 par value, 5,280,000 shares authorized 1,437,651 issued and outstanding at March 31, 2010
            (unaudited) and December 31, 2009                                      1,438                1,438
      Additional paid-in capital                                                  15,294               15,294
      Retained earnings                                                           11,838               11,257
      Accumulated other comprehensive income                                         344                  121
                                                                                --------              --------
                                                                                  28,914                28,110
                                                                                --------              --------
                                                                                $488,193              $488,500
                                                                                ========              ========

See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             Three Months Ended March 31, 2010 and 2009 (Unaudited)
                (Dollars in Thousands, Except Earnings Per Share)

                                                                                Three Months Ended
                                                                                    March 31,
                                                                            2010                   2009
                                                                            ----                   ----
INTEREST INCOME
     Loans, including fees                                                 $  5,142               $ 3,364
     Investment securities                                                      795                   891
     Interest-earning deposits and cash equivalents                              17                   170
                                                                           --------               -------
                                                                              5,954                 4,425
                                                                           --------               -------
INTEREST EXPENSE

     Deposits                                                                 1,530                 1,564
     Securities sold under agreements to repurchase                             100                   111
     Trust preferred securities                                                  59                    43
     Advances                                                                   192                   270
                                                                           --------               -------
                                                                              1,881                 1,988
                                                                           --------               -------
        NET INTEREST INCOME                                                   4,073                 2,437

PROVISION FOR LOAN LOSSES                                                       703                   267
                                                                           --------               -------
        NET INTEREST INCOME AFTER
           PROVISION FOR LOAN LOSSES                                          3,370                 2,170
                                                                           --------               -------
OTHER INCOME

     Service fees                                                                22                    13
     Securities gains (losses)                                                  (18)                   44
     Impairment losses on held-to-maturity securities                             -                  (500)
     Other charges, commissions and fees                                        338                   225
                                                                           --------               -------
                                                                                342                  (218)
                                                                           --------               -------
OTHER EXPENSES

     Salaries and employee benefits                                           1,088                   698
     Equipment and occupancy expenses                                           290                   151
     Data processing                                                            156                   119
     Professional fees                                                          125                    45
     Taxes, other than payroll, property and income                              71                    47
     Insurance                                                                  177                   116
     Other expenses                                                             502                   458
                                                                           --------               -------
                                                                              2,409                 1,634
                                                                           --------               -------
        INCOME BEFORE INCOME TAX                                              1,303                   318
INCOME TAX EXPENSE                                                              434                    78
                                                                           --------               -------
         NET INCOME                                                        $    869               $   240
                                                                           ========               =======
WEIGHTED AVERAGE EARNINGS PER SHARE                                        $   0.60               $  0.23
                                                                           ========               =======

See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             Three Months Ended March 31, 2010 and 2009 (Unaudited)
                             (Dollars in Thousands)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                              2010                      2009
                                                                              ----                      ----
Net income                                                                  $   869                   $   240
                                                                            -------                   -------
Other comprehensive income:
     Unrealized gains (losses) on securities:
        Unrealized holding gains (losses) arising
           during the period                                                    326                      (200)
        Less:  reclassification adjustment for (gains)
           losses included in net income                                         18                       (44)
                                                                            -------                    -------
                                                                                344                      (244)
     Cumulative-effect adjustment to apply SFAS
        Statement No. 115 for transfer of securities
           from available-for-sale to held-to-maturity                           13                          7

        Adjustment for income tax (expense) benefit                            (134)                       102
                                                                            -------                    -------

Other comprehensive income (loss), net of tax                                   223                       (135)
                                                                            -------                    -------
Comprehensive income                                                        $ 1,092                    $   105
                                                                            =======                    =======


See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 2010 and 2009 (Unaudited)
                             (Dollars in Thousands)

                                                                               March 31,                March 31,
                                                                                2010                      2009
                                                                                -----                     ----
CASH FLOWS FROM OPERATING CASH ACTIVITIES
  Net income                                                                $   869                    $   240
       Adjustments to reconcile net income to net cash
         provided by operating activities:
                 Provision for loan losses                                      703                        267
                 Depreciation and amortization                                  142                         86
                 Investment securities amortization (accretion), net            117                        111
                 Securities and trading asset losses (gains)                     18                        (44)
                 Impairment loss on held-to-maturity securities                   -                        500
                 Changes in:
                    Interest receivable                                         (63)                      (192)
                    Other assets                                                 86                       (154)
                    Interest payable                                             52                        (16)
                    Income taxes payable                                        205                        255
                    Other liabilities                                          (131)                        47
                                                                            -------                    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,998                      1,100
                                                                            -------                    -------
CASH FLOWS FROM INVESTING ACTIVITIES
       Net (increase) decrease in interest-earning deposits                  (1,080)                     4,059
       Redemptions of investments available-for-sale                         15,516                     19,345
       Redemptions of investments held-to-maturity                              278                          -
       Purchase of investments for available-for-sale                       (12,773)                   (26,352)
       Purchase of investments held-to-maturity                                   -                     (1,293)
       Net (increase) decrease in loans                                       1,815                     (4,355)
       Proceeds from sale of foreclosed properties                              160                          -
       Proceeds from sale of other personal property                             35                          -
       Purchases of premises and equipment                                      (98)                       (22)
                                                                            -------                    -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           3,853                     (8,618)
                                                                            -------                    -------
CASH FLOWS FROM FINANCING ACTIVITES
       Net increase in deposits                                              11,954                      7,731
       Net change in agreements to repurchase securities                     (2,623)                       (42)
       Net change in FHLB loans                                             (10,568)                    (2,339)
       Net decrease in federal funds purchased                                    -                       (518)
       Cash dividends paid                                                     (288)                      (211)
                                                                            -------                    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          (1,525)                     4,621
                                                                            -------                    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       4,326                     (2,897)

CASH AND DUE FROM BANKS, BEGINNING                                           17,943                      7,534
                                                                            -------                    -------

CASH AND DUE FROM BANKS, ENDING                                             $22,269                    $ 4,637
                                                                            =======                    =======

See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three Months Ended March 31, 2010 and 2009 (Unaudited)
                             (Dollars in Thousands)


                                                                              March 31,                March 31,
                                                                                2010                      2009
                                                                                -----                     ----

SUPPLEMENTAL DISCLOSURES

       Cash paid for interest on deposits and borrowings                    $ 1,830                    $ 2,005
                                                                            =======                    =======

       Cash paid for income taxes                                           $   129                    $     -
                                                                            =======                    =======

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
        Net change in unrealized holding gain (loss)
          on investments available-for-sale                                 $   344                    $  (244)
                                                                            =======                    =======


See accompanying notes to consolidated financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 1.   BASIS OF PRESENTATION

Principles of consolidation: The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the "Company") and its wholly-owned subsidiary, First Sentry Bank (the "Bank") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. All significant inter-company balances have been eliminated in consolidation.

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

In June 2009, The FASB issued new guidance on accounting for transfers of financial assets. The guidance clarifies the objectives in determining whether a transferor and all of the entities included in the transferor's financial statements have surrendered control over transferred assets. The determination must consider the transferor's continued involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with , or in contemplation of, the transfer even if they were not entered into at the time of transfer. Also, the guidance requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as the result of a transfer of financial assets or a group of financial assets accounted for as a sale. The Company does not expect the guidance to have an effect on the Company's financial position.

In June 2009, the FASB issued guidance requiring an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it controlling financial interest in a variable interest entity which should be included in the consolidated financial statements. This analysis identifies the primary beneficiary of a variable interest. In addition, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impacts the entity's economic performance. This guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the guidance to have any impact on the Company's financial position.

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

In October 2009, the FASB issued updated guidance for accounting for own-share lending arrangements in contemplation of convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity's own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional-paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendment also requires several disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement. The effective date of the amendment is dependent upon the date the sharing-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not plan to issue convertible debt, and therefore, does not expect the update to have an impact on its financial statements.

In January 2010, guidance was issued to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or share but with a limit on the aggregate amount of cash to be paid. The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance. The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company's financial statements.

In January 2010, an amendment was issued to clarify the scope of subsidiaries for consolidated purposes. The amendment provides that the guidance for the decrease in ownership should apply to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. The guidance does not apply to a decrease in ownership in transactions related to sales of substance real estate or conveyance of oil and gas mineral rights. The update is effective for the interim or annual reporting periods ending on or after December 31, 2009 and had no impact on the Company's financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at March 31, 2010 (unaudited) and December 31, 2009 are as follows:


                                                       Amortized        Unrealized         Unrealized             Fair
                                                         Cost              Gains             Losses               Value
                                                   ---------------     -------------    ----------------    ---------------
March 31, 2010 (unaudited):
    Held-to-maturity:
      State and political                          $        14,463     $         197    $            104    $        14,556
      Corporate securities                                   1,364               163                   -              1,527
                                                   ---------------     -------------    ----------------    ---------------
                                                            15,827               360                 104             16,083
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            14,171               553                   -             14,724
      U.S. agency                                           37,146               464                 104             37,506
      State and political                                   10,975                84                  74             10,985
       Corporate securities                                    104                 -                   -                104
                                                   ---------------     -------------    ----------------    ---------------
                                                            62,396             1,101                 178             63,319
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        78,223     $       1,461    $            282    $        79,402
                                                   ===============     =============    ================    ===============

December 31, 2009:
    Held-to-maturity:
      State and political                          $        14,778     $         198    $            103    $        14,873
      Corporate securities                                   1,356               141                   -              1,497
                                                   ---------------     -------------    ----------------    ---------------
                                                            16,134               339                 103             16,370
                                                   ---------------     -------------    ----------------    ---------------
    Available-for-sale:
      Mortgage-backed securities                            15,536               491                  21             16,006
      U.S. agency                                           39,284               378                 263             39,399
      State and political                                   10,306                76                  83             10,299
      Corporate securities                                      97                 -                   -                 97
                                                   ---------------     -------------    ----------------    ---------------
                                                            65,223               945                 367             65,801
                                                   ---------------     -------------    ----------------    ---------------
                                                   $        81,357     $       1,284    $            470    $        82,171
                                                   ===============     =============    ================    ===============


The amortized cost and estimated fair value of securities at March 31, 2010 (unaudited) and December 31, 2009, by contractual maturity, are as follows:


                                                           Held-to-Maturity                       Available-for-Sale
                                                       Amortized           Fair                 Amortized         Fair
                                                         Cost             Value                  Cost             Value
                                                   ---------------     -------------    ----------------    ---------------

March 31, 2010 (unaudited):
    One year or less                               $           766   $            767    $           1,820  $         1,835
    After one year through five years                        3,398              3,432                9,191            9,252
    After five years through ten years                       3,949              4,008               18,183           18,399
    After ten years                                          7,714              7,876               33,202           33,833
                                                   ---------------   ----------------    -----------------  ---------------
                                                   $        15,827   $         16,083    $          62,396  $        63,319
                                                   ===============   ================    =================  ===============





                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 2.  INVESTMENT SECURITIES (continued)

                                                            Held-to-Maturity                      Available-for-Sale
                                                       Amortized           Fair                 Amortized         Fair
                                                         Cost             Value                  Cost             Value
                                                   ---------------   ---------------    -----------------   --------------
December 31, 2009:
    One year or less                               $           768   $           770    $             947   $          955
    After one year through five years                        3,429             3,463               12,232           12,344
    After five years through ten years                       3,954             3,997               15,752           15,952
    After ten years                                          7,983             8,140               36,292           36,550
                                                   ---------------   ---------------    -----------------   --------------
                                                   $        16,134   $        16,370    $          65,223   $       65,801
                                                   ===============   ===============    =================   ==============


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

Securities with a carrying value of $49,154 and $35,474 were pledged at March 31, 2010 (unaudited) and December 31, 2009, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at March 31, 2010 (unaudited) and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:


                                                      Less Than Twelve Months                   Over Twelve Months
                                                 -----------------------------------    -----------------------------------
                                                      Gross                                   Gross
                                                   Unrealized             Fair             Unrealized             Fair
March 31, 2010 (unaudited):                          Losses               Value              Losses               Value
                                                 ---------------     ---------------    ----------------    ---------------
    Held-to-maturity
       State and political                       $            57     $         2,599    $             47    $           567
    Available-for-sale
       Mortgage-backed securities                              -                   -                   -                  -
       U.S. agencies                                         104              13,468                   -                  -
       State and political                                    10               1,529                  64                439
                                                 ---------------     ---------------    ----------------    -----------------
                                                 $           171     $        17,596    $            111    $         1,006
                                                 ===============     ===============    ================    ===============

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 2.  INVESTMENT SECURITIES (continued)



                                                   Less Than Twelve Months                   Over Twelve Months
                                                 -----------------------------------    -----------------------------------
                                                      Gross                                   Gross
                                                   Unrealized             Fair             Unrealized             Fair
                                                     Losses               Value              Losses               Value
                                                 ---------------     ---------------    ----------------    ---------------
December 31, 2009:
    Held-to-maturity
       State and political                       $            66     $         4,638    $             37    $           575
    Available-for-sale
       Mortgage-backed securities                             21               3,392                   -                  -
       U.S. Agencies                                         262              17,012                   -                  -
       State and political                                    22               2,200                  61                442
                                                 ---------------     ---------------    ----------------    ---------------

                                                 $           371     $        27,242    $             98    $         1,017
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

During the first quarter of 2009, the Company recognized an other-than-temporary impairment charge of $500 on Silverton Bank (formerly "The Bankers Bank") corporate bonds that were previously classified as held-to-maturity securities. In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver. A bridge bank was formed to facilitate liquidation of Silverton Bank. The other-than-temporary impairment charge was recorded based on this information and management's belief that the market prices of these bonds are unrecoverable. At March 31, 2010 (unaudited), the Company did not have any remaining investments in Silverton Bank corporate bonds.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:                                          March 31,
                                                                                          2010              December 31,
                                                                                       (unaudited)              2009
                                                                                    ------------------    ------------------
     Loans
         Commercial                                                                 $         114,784     $         115,996
         Commercial real estate                                                               170,990               170,515
         Residential real estate                                                               54,951                55,332
         Consumer                                                                              23,076                23,767
                                                                                    ------------------    ------------------
                                                                                              363,801               365,610
     Less deferred loan fees                                                                      (70)                  (64)
                                                                                    ------------------    ------------------
                                                                                              363,731               365,546
                                                                                    ------------------    ------------------
     Allowance for loan losses
         Balances, beginning of year                                                            4,785                 3,227
         Provision for losses                                                                     703                 3,025
         Recoveries on loans                                                                       51                    39
         Loans charged off                                                                       (229)               (1,506)
                                                                                    ------------------    ------------------
                                                                                                5,310                 4,785
                                                                                    ------------------    ------------------
                                                                                    $         358,421     $         360,761
                                                                                    ==================    ==================

The scheduled maturities of loans are as follows:

                                                                                        March 31,
                                                                                          2010              December 31,
                                                                                       (unaudited)              2009
                                                                                    -------------------   ------------------
     Three months or less                                                           $          57,705     $          47,917
     Over three months through twelve months                                                   66,822                71,552
     Over one year through three years                                                         66,673                66,515
     Over three years through five years                                                      109,051               114,662
     Over five years through fifteen years                                                     54,031                55,351
     Over fifteen years                                                                         9,519                 9,613
                                                                                    -------------------   ------------------
                                                                                    $          363,801    $          365,610
                                                                                    ===================   ==================

Loans classified as nonaccrual totaled $1,684 and $1,887 as of March 31, 2010 (unaudited) and December 31, 2009, respectively. At March 31, 2010 (unaudited) there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual. Total loans past-due ninety days or more and still accruing at March31, 2010 (unaudited) and December 31, 2009 totaled $788 and $549, respectively.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The average recorded investment in impaired loans at March 31, 2010 (unaudited) and December 31, 2009 was $2,454 and $1,376, respectively. The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired. The following is a summary of loans considered impaired:

                                                                                        March 31,
                                                                                          2010              December 31,
                                                                                       (unaudited)              2009
                                                                                    -------------------   -----------------
  Gross impaired loans                                                              $             2,472   $           2,436
  Less valuation allowance for impaired loans                                                       312                 515
                                                                                    -------------------   -----------------
  Recorded investment in impaired loans                                             $             2,160   $           1,921
                                                                                    ===================   =================

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for March 31, 2010 (unaudited) and December 31, 2009 is as follows:

                                                                                        March 31,
                                                                                          2010              December 31,
                                                                                    ----------------------------------------
                                                                                       (unaudited)              2009
                                                                                    ------------------    ------------------
   Balance at beginning of year                                                     $           2,269     $           1,491
     Properties acquired                                                                            -                 1,531
     Subsequent write-downs                                                                         -                  (753)
     Gross proceeds from sales                                                                   (160)                    -
     Gains (losses) recorded                                                                        -                     -
                                                                                    ------------------    ------------------
                                                                                    $           2,109     $           2,269
                                                                                    ==================    ==================

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB. The Bank's maximum borrowing capacity from the FHLB was $151,267 at March 31, 2010 (unaudited) and $154,697 at December 31, 2009.

The Bank has advances from the FHLB totaling $29,323 at March 31, 2010 (unaudited) and $39,890 at December 31, 2009. The advances are secured by residential and commercial real estate loans and pledged securities. They have various scheduled maturity dates beginning with April 1, 2010 through May 19, 2022. The interest rate is determined at the time the advances are made and currently range from 0.92% to 4.77%. The FHLB advances are scheduled for repayment as follows:

                               Year                        Amount
                          -------------              ---------------
                               2010                  $        8,102
                               2011                           5,000
                               2012                           5,000
                               2013                               -
                               2014                               -
                            Thereafter                       11,221
                                                     --------------
                                                     $       29,323
                                                     ==============

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

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.84% at March 31, 2010, unaudited, and 1.83% at December 31, 2009) and distributions were $23 for the three months ended March 31, 2010 (unaudited) and $130 for the year ended December 31, 2009. The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company's obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities.

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

At the close of business on September 25, 2009, First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the "Trust") as part of the acquisition of Guaranty Financial Services, Inc. In June 2003, the trust issued $4 million of Floating Rate Trust Preferred Securities. The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 3.10% with a current rate of 3.38% at March 31, 2010 (unaudited) and distributions were $36 for the three months ended March 31, 2010 (unaudited). First Sentry Bancshares, Inc. now guarantees the trust preferred securities and this guarantee, when taken together with the Company's obligations under the trust debenture, provides a full and unconditional guarantee of the trust's obligations under the trust preferred securities. The trust preferred securities have a 30-year term but are redeemable, in whole or in part, by the Company on or after June 26, 2008. First Sentry Bancshares, Inc. may cause the trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods. During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.
                                       15

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of March 31, 2010 (unaudited) and December 31, 2009, that the Bank meets all the capital adequacy requirements to which it is subject.

As of March 31, 2010, the date of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. As of March 31, 2010 (unaudited) and December 31, 2009, the Bank is categorized as well capitalized as disclosed in the following table. The Bank's actual and required capital amounts and ratios as of March 31, 2010 (unaudited) and December 31, 2009 are as follows:

                                                                                                          To Be Well
                                                                                                          Capitalized
                                                                                                        Under The Prompt
                                                                                For Capital                Corrective
                                                     Actual                 Adequacy Purposes           Action Provisions
                                               -------------------         -------------------         ------------------
                                                Amount      Ratio           Amount      Ratio           Amount     Ratio
                                               -------     -------         -------     -------         -------    -------
   March 31, 2010 (unaudited):
   Total Risk-Based Capital
      (to Risk-Weighted Assets)             $    38,536      11.1%       $  27,699         8%      $   34,624        10%

   Tier l Capital
      (to Risk-Weighted Assets)                  34,197       9.9%          13,845         4%          20,767         6%

   Tier l Capital
      (to Adjusted Total Assets)                 34,197       7.1%          19,158         4%          23,947         5%


                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 7.  STOCKHOLDERS' EQUITY (continued)

                                                                                                             To Be Well
                                                                                                             Capitalized
                                                                                                           Under The Prompt
                                                                              For Capital                     Corrective
                                                    Actual                   Adequacy Purposes              Action Provisions
                                            ----------------------       ------------------------       ------------------------
                                             Amount         Ratio         Amount           Ratio         Amount           Ratio
                                            -------        -------       -------          -------       -------          -------
   December 31, 2009:
   Total Risk-Based Capital
      (to Risk-Weighted Assets)            $  38,165        10.8%       $  28,249            8%         $  35,311          10%

   Tier l Capital
      (to Risk-Weighted Assets)               33,747         9.6%          14,124            4%            21,187           6%

   Tier l Capital
      (to Adjusted Total Assets)              33,747         6.9%          19,529            4%            24,411           5%


NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures of GAAP, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments.

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

A financial instrument's categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on March 31, 2010 (unaudited) and December 31, 2009. As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

                                                                    Fair Value Measurements at Reporting Date Using:
                                                              --------------------------------------------------------------
                                                                Quoted Prices          Significant
                                                                Active Markets            Other              Significant
                                                                for Identical           Observable          Unobservable
                                                                    Assets                Inputs               Inputs
                                             Balance               (Level 1)             (Level 2)            (Level 3)
                                        -------------------   ------------------   -------------------   ------------------
March 31, 2010 (unaudited):
     Assets:
         Investment securities:
            Available-for-sale          $           6 3,319   $                -   $            63,319   $                -
                                        ===================   ==================   ===================   ==================
December 31, 2009:
     Assets:
         Investment securities:
            Available-for-sale          $            65,801   $                -   $            65,801   $                -
                                        ===================   ==================   ===================   ==================

                                       19

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the three months ended March 31, 2010, and for the year ended December 31, 2009:

Reported in Consolidated Balance                                               March 31,
Sheet at / Reported in Consolidated                                              2010               December 31,
Statements of Income at:                                                      (unaudited)               2009
                                                                           -------------------   -------------------
Assets / Non-Interest Income:
  Investments available-for-sale/
      Securities gains (losses)                                            $                -    $                -
  Trading assets / Gains from
      trading activities                                                                    -                     -
                                                                           -------------------   -------------------
                                                                           $                -    $                -
                                                                           ===================   ===================

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

The estimated fair values of the Bank's financial instruments at March 31, 2010 (unaudited) and December 31, 2009 do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc., (Guaranty Bank) a one-bank holding company located in Huntington, West Virginia. Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which had three branch locations in the Huntington area. The merger strengthened the Company's banking services to the community.

Under the terms of agreement, the Company paid $25.00 per share for Guaranty Financial Services, Inc. common stock, or $9,541total, in the form of First Sentry Bancshares, Inc. common stock. Guaranty shareholders received one share of First Sentry Bancshares, Inc. stock for each share of Guaranty stock, resulting in the issuance of 381,651 shares. The common stock issued was valued at $25.00 per share.

The assets and liabilities of Guaranty were recorded on the Consolidated Balance Sheets at their respective fair values as of the closing date. The results of operations were included in the Consolidated Statements of Income from the date of acquisition. During 2009, acquisition related costs that were charged against current earnings totaled $363.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited, Dollars in Thousands)


NOTE 10.  RECENT DEVELOPMENTS

On November 12, 2009, the Federal Deposit Insurance Corporation issued a final rule pursuant to which all insured depository institutions, subject to limited exceptions, are required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The Company's total pre-payment on December 30, 2009, was $1,648. Under the rule, the assessment rate for the fourth quarter of 2009 and for 2010 is based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period is calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 14, 2010, which is the date that the Company's financial statements were issued. No material subsequent events have occurred since March 31, 2010 that required recognition or disclosure in these financial statements.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

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

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY


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

Critical Accounting Policies

     There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.'s Annual Report dated December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K on March 31, 2010.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

     Total assets decreased $307,000, or 0.1%, to $488.2 million at March 31, 2010 from $488.5 million at December 31, 2009.

     Cash and cash equivalents increased $4.3 million, or 24.1%, to $22.3 million at March 31, 2010 from $17.9 million at December 31, 2009, primarily as a result of temporary government deposits.

     Interest-earning deposits increased $1.1 million, or 18.5%, to $6.9 million at March 31, 2010 from $5.8 million at December 31, 2009, as excess cash was invested in short-term certificates of deposit. The increase in interest earning deposits reflected management's decision to invest excess liquidity in liquid investments during a period of decreased loan demand.

     Investments classified as available for sale decreased $2.5 million, or 3.8%, to $63.3 million at March 31, 2010, from $65.8 million at December 31, 2009. Investments classified as held to maturity decreased $307,000 or 1.9%, to $15.8 million at March 31, 2010, as compared to $16.1 million at December 31, 2009. We purchased $12.8 million of securities during the first three months of 2010 while $15.8 million of securities were called or matured during this period. We used the net $3.0 million difference in cash received from bond calls and securities maturing that were not reinvested into securities to repay Federal Home Loan Bank advances. Purchases of investment securities were primarily shorter-term U.S. agency securities with maturities up to five years or longer-term maturity step bonds, and to a lesser extent, shorter-term municipal bonds with maturities of three years or less.

     Loans, net of allowance, decreased $2.3 million, or 0.1%, to $358.4 million at March 31, 2010, from $360.8 million at December 31, 2009. During the first three months of 2010, customer demand for all loan types slowed primarily as a result of the continuing economic slowdown.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

     Deposits increased $11.9 million, or 3.1%, to $401.4 million at March 31, 2010, from $389.5 million at December 31, 2009. Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $7.1 million and certificates of deposit increased $4.8 million from December 31, 2009. The growth in our core deposits can be attributed to an increase in our brokered money market accounts while the growth in certificates of deposit can be attributed to an increase in our certificates of deposit of $100,000 or more from within our general market area. An increase in our NOW accounts from temporary local governments deposits at March 31, 2010, was offset by a decrease in our noninterest-bearing business checking deposits at March 31, 2010.

     Securities sold under agreements to repurchase decreased $2.6 million, or 12.6%, to $18.1 million at March 31, 2010, from $20.7 million at December 31, 2009. The decrease was the result of a decrease in our sweep repurchase agreement balances, primarily local government repurchase agreements.

     Federal Home Loan Bank borrowings decreased $10.6 million, or 26.5%, to $29.3 million at March 31, 2010, from $39.9 million at December 31, 2009. The increase in our deposits was used to pay off short-term advances from the FHLB.

     Stockholders' equity increased $804,000, or 2.9%, to $28.9 million at March 31, 2010, from $28.1 million at December 31, 2009. The increase was the result of an increase in retained earnings of $581,000, due to net income of $869,000 for the three months ended March 31, 2010, partially offset by the payment of $288,000 in cash dividends to stockholders during the first quarter of 2010, and an increase in accumulated other comprehensive income of $223,000, reflecting market value fluctuations in available for sale investments, net of tax, for the first three months of 2010.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY


     Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

                                                  For the Three Months Ended March 31,
                                   ----------------------------------------------------------------------
                                                2010                                  2009
                                   ----------------------------------   ---------------------------------
                                    Average                              Average
                                  Outstanding              Yield/      Outstanding               Yield/
                                    Balance     Interest    Rate(1)      Balance      Interest    Rate(1)
                                  ----------    --------   -------     ----------     --------   -------
                                                         (Dollars in thousands)
Interest-earning assets:
Loans.......................     $    364,051   $  5,142       5.65%  $    224,275    $  3,364       6.00%
Investment securities.......           78,586        795       4.05         83,175         891       4.28
Interest-earning deposits and
 cash equivalents...........           10,950         17       0.62         19,126         170       3.56
Federal Home Loan Bank stock            3,038          -         -           2,177           -         -
                                 ------------   --------    ------    ------------    --------    ------
   Total interest-earning
   assets...................          456,625      5,954       5.22        328,753       4,425       5.38
                                                --------       ----                   --------       ----

Non-interest-earning assets.           26,698                               11,274
                                 ------------                         ------------
   Total assets.............     $    483,323                         $    340,027
                                 ============                         ============
Interest-bearing liabilities:
Savings accounts............     $     19,081          9       0.19   $     10,572           5       0.19
Certificates of deposit.....          224,767      1,439       2.56        151,328       1,486       3.93
Money market................           45,714         49       0.43         34,932          47       0.54
NOW.........................           49,811         33       0.27         35,592          26       0.29
                                 ------------   --------       ----    -----------    --------       ----
   Total interest-bearing
   deposits....                       339,373      1,530       1.80        232,424       1,564       2.69
Federal Home Loan Bank
 advances...................           33,636        192       2.28         32,730         270       3.30
Securities sold under
agreements to repurchase....           19,084        100       2.10         12,225         111       3.63
Trust preferred securities..            9,000         59       2.62          5,000          43       3.44
                                 ------------   --------       ----   ------------    --------       ----
   Total interest-bearing
   liabilities..............          401,093      1,881       1.88        282,379       1,988       2.82
                                                --------       ----                   --------       ----
Non-interest-bearing checking          51,856                               36,963
Other non-interest-bearing
   liabilities..............            1,485                                1,139
                                 ------------                         ------------
   Total liabilities........          454,434                              320,481
Stockholders' equity........           28,889                               19,546
                                 ------------                         ------------
   Total liabilities and
     stockholders' equity...     $    483,323                         $    340,027
                                 ============                         ============
Net interest income.........                    $  4,073                              $  2,437
                                                ========                              ========
Net interest rate spread (3)                                   3.34%                                 2.56%
Net interest-earning assets (4)  $     55,532                         $     46,374
                                 ============                         ============
Net interest margin (5).....                                   3.57%                                 2.97%
Average interest-earning
   assets to interest-bearing
   liabilities..............           113.85%                              116.42%

------------
(1) Average yields and rates for the three months ended March 31, 2010 and 2009 are annualized.
(2) The tax equivalent yield of the investment securities portfolio was 4.68% and 4.63% for the three months ended March 31, 2010 and 2009, respectively.
(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4) Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average total interest-earning assets.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Comparison  of  Operating  Results for the Three Months Ended March 31, 2010 and
2009

     General. Net income increased $629,000, or 262.1%, to $869,000 for the three months ended March 31, 2010, from $240,000 for the three months ended March 31, 2009. The increase reflected the growth in our assets as a result of the merger with Guaranty Financial Services, Inc. (Guaranty Bank) on September 25, 2009.

     Interest Income. Interest income increased $1.5 million, or 34.6%, to $5.9 million for the three months ended March 31, 2010, from $4.4 million for the three months ended March 31, 2009. The increase resulted from an increase in the average balance of interest-earning assets of $127.9 million, or 38.9%, to $456.6 million for the three months ended March 31, 2010, from $328.7 million for the three months ended March 31, 2009, slightly offset by a decline in the average yield on interest-earning assets of 16 basis points to 5.22% for the three months ended March 31, 2010, from 5.38% for the three months ended March 31, 2009. The increase in the average balance of our interest-earning assets was primarily due to the merger with Guaranty Bank. The decline in our average yield on interest-earning assets during the three months ended March 31, 2010, as compared to the prior year period was due to the general decline in market interest rates as a result of the Federal Reserve Board's actions to maintain the federal funds rate near zero since December, 2008.

     Interest income on loans increased $1.8 million, or 52.9%, to $5.1 million for the three months ended March 31, 2010, from $3.4 million for the three months ended March 31, 2009. The increase resulted primarily from the increase in the average balance of loans, which increased $139.8 million, or 62.3%, to $364.1 million for the three months ended March 31, 2010, from $224.3 million for the three months ended March 31, 2009, reflecting our merger with Guaranty Bank. The average yield on our loan portfolio decreased 35 basis points, to 5.65% for the three months ended March 31, 2010, from 6.00% for the three months ended March 31, 2009, primarily as a result of the general decline in market interest rates.

     Interest income on investment securities decreased $96,000, or 10.8%, to $795,000 for the three months ended March 31, 2010, from $891,000 for the three months ended March 31, 2009. The decrease resulted from a combination of a decrease in the average balance of our securities portfolio and a decrease in the average yield on our securities portfolio. The average balance of our securities portfolio decreased $4.6 million, or 5.5%, to $78.6 million for the three months ended March 31, 2010, from $83.2 million for the three months ended March 31, 2009, due primarily to bonds being called. The average yield on our securities portfolio decreased by 23 basis points, to 4.05% for the three months ended March 31, 2010, from 4.28% for the three months ended March 31, 2009.

     Interest income on interest-earning deposits and cash equivalents decreased $153,000, or 90.0%, to $17,000 for the three months ended March 31, 2010, from $170,000 for the three months ended March 31, 2009. The decrease resulted from a combination of a decrease in the average balance in interest-earning deposits and cash equivalents coupled with a decrease in the average yield on our interest-earning deposits and cash equivalents. The average balance of interest-earning deposits and cash equivalents decreased $8.2 million, or 42.7%, to $10.9 million for the three months ended March 31, 2010, from $19.1 million for the three months ended March 31, 2009, due primarily to the maturing of interest-earning deposits that were used to repay FHLB advances. The average yield on our interest-earning deposits and cash equivalents decreased 294 basis points, to 0.62% for the three months ended March 31, 2010, from 3.56% for the three months ended March 31, 2009, primarily as a result of the maturing of one-year term, interest-earning deposits that were reinvested in shorter-term interest-earning deposits and overnight cash equivalents that will be used for liquidity purposes to repay short-term government deposits.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

     Interest Expense. Interest expense decreased by $107,000 or 5.4%, to $1.9 million for the three months ended March 31, 2010, from $2.0 million for the prior year period. The decrease resulted primarily from a decrease in the average rate we paid on all our interest-bearing liabilities between the three months ended March 31, 2010 and 2009, even though the average balance of our interest-bearing liabilities increased between those two periods due to the merger with Guaranty Bank. The average rate we paid on interest-bearing liabilities decreased 94 basis points to 1.88% for the three months ended March 31, 2010, from 2.82% for the three months ended March 31, 2009, while the average balance of interest-bearing liabilities increased $118.7 million, or 42.0%, to $401.1 million for the three months ended March 31, 2010, from $282.4 million for the three months ended March 31, 2009.

     Interest expense on certificates of deposit decreased by $47,000 between the three months ended March 31, 2010 and 2009. The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 137 basis points to 2.56% for the three months ended March 31, 2010, from 3.93% for the three months ended March 31, 2009, reflecting lower market rates. Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $73.5 million, or 48.5%, to $224.8 million for the three months ended March 31, 2010, from $151.3 million for the three months ended March 31, 2009, primarily as a result of the merger with Guaranty Bank. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $13,000 to $91,000 for the three months ended March 31, 2010, from $78,000 for the prior year period.

     Interest expense on FHLB advances decreased by $78,000 to $192,000 for the three months ended March 31, 2010, from $270,000 for the prior year period as the average interest rate we paid on FHLB advances decreased 102 basis points to 2.28% for the three months ended March 31, 2010, from 3.30% for the three months ended March 31, 2009 Interest expense on securities sold under agreement to repurchase decreased by $11,000 to $100,000 for the three months ended March 31, 2010, from $111,000 for the prior year period. The average rate we paid on securities sold under agreement to repurchase decreased 153 basis points to 2.10% for the three months ended March 31, 2010, from 3.63% for the three months ended March 31, 2009, while the average balance of securities sold under agreement to repurchase increased $6.8 million, or 56.1%, to $19.1 million for the three months ended March 31, 2010, from $12.2 million for the three months ended March 31, 2009, primarily as a result of the merger with Guaranty Bank. Interest expense on trust preferred securities increased by $16,000 during the three months ended March 31, 2010, as compared to the prior year period because $4 million of trust preferred securities where assumed by First Sentry Bancshares, Inc. during the merger with Guaranty Bank, which offset an 82 basis points decrease in the average rate paid on trust preferred securities for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

     Net Interest Income. Net interest income increased by $1.6 million, or 67.1%, to $4.1 million for the three months ended March 31, 2010, from $2.4 million for the three months ended March 31, 2009. Our net interest rate spread increased 78 basis points to 3.34% for the three months ended March 31, 2010, from 2.56% for the three months ended March 31, 2009, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest earning assets. Our net interest margin increased 60 basis points to 3.57% for the three months ended March 31, 2010, from 2.97% for the three months ended March 31, 2009. Primarily as a result of our merger with Guaranty Bank, our average net interest-earning assets increased $9.1 million, or 19.7%, to $55.5 million for the three months ended March 31, 2010, from $46.4 million for the three months ended March 31, 2009.

     Provision for Loan Losses. We recorded a provision for loan losses of $703,000 for the three months ended March 31, 2010, and a provision for loan losses of $267,000 for the three months ended March 31, 2009. The increase in the provision for loan losses for the three months ended March 31, 2010, as compared to the prior year period, was based on the increase in net charge-offs for the period, the increase in non-performing loans and the continued uncertainty surrounding the economic recovery. Net charge-offs increased to $178,000 for the three months ended March 31, 2010, from $2,000 for the three months ended March 31, 2009. The allowance for loan losses was $5.3 million, or 1.46% of total loans receivable at March 31, 2010, compared to $3.5 million, or 1.53% of total loans receivable at March 31, 2009. The decline in the ratio of the allowance for loan losses to total loans receivable at March 31, 2010, was the result of recording loans acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, which became effective for acquisitions on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The allowance for loan losses, as a percentage of non-performing loans, was 46.6% at March 31, 2010, as compared to 38.8% at March 31, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2010 and 2009.

     Other Income. Other income increased $560,000 to $342,000 for the three months ended March 31, 2010, from $(218,000) for the three months ended March 31, 2009. The increase was primarily attributable to $500,000 of impairment losses on held-to-maturity securities that occurred during the three months ended March 31, 2009.

     Other Expenses. Other expenses increased $775,000, or 47.4%, to $2.4 million for the three months ended March 31, 2010, from $1.6 million for the three months ended March 31, 2009. The increase was attributable to the increased volume of business costs that resulted from the merger with Guaranty Bank, which included the costs of operating two additional branch locations and one additional drive-through facility. Salaries and employee benefits increased $390,000 to $1.1 million for the three months ended March 31, 2010, from $698,000 for the three months ended March 31, 2009. The increase was primarily attributable to the merger with Guaranty Bank, as full-time equivalent employees increased by 23 employees to 77 full-time equivalent employees at March 31, 2010, from 54 full-time equivalent employees at March 31, 2009. The increase in salaries and employee benefits also included increased benefit costs, primarily health insurance premiums. Equipment and occupancy expense increased $139,000 for the three months ended March 31, 2010, compared to the prior year period, due to the addition of two branch locations and one drive-through facility. Professional fees increased $80,000 to $125,000 for the three months ended March 31, 2010, from $45,000 for the prior year period. During 2010, we anticipate paying higher professional fees than in prior years, reflecting the added costs of SEC compliance and reporting for public companies.

         Income Tax Expense. The provision for income taxes was $434,000 for the three months ended March 31, 2010, compared with $78,000 for the prior year period, reflecting an increase in taxable income between the comparative periods. Our effective tax rate was 33.3% for the three months ended March 31, 2010, compared to 24.5% for the three months ended March 31, 2009

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

conditions and competition. The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater. However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement. At March 31, 2010, this ratio was 18.81% with a contingent liquidity ratio of 37.38%. Contingent sources of liquidity include $109 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $11.5 million of unused lines of credit with other financial institutions. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2010.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2010, cash and cash equivalents totaled $22.2 million. At March 31, 2010, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $63.3 million at March 31, 2010, and we had $29.3 million in outstanding borrowings at March 31, 2010. We had $109 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of March 31, 2010.

     At March 31, 2010, we had $3.1 million in outstanding loan commitments. In addition to outstanding loan commitments, we had $53.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2010 totaled $148.7 million, or 37.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2011. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

     First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2010, First Sentry Bank exceeded all regulatory capital requirements. First Sentry Bank is considered "well capitalized" under regulatory guidelines.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

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

ITEM 4T.      CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2010. Based on that evaluation, the Company's management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective.

     During the quarter ended March 31, 2010, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.       REMOVED AND RESERVED


ITEM 5.       OTHER INFORMATION

         None

ITEM 6.       EXHIBITS

     The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the "Index to Exhibits" immediately following the Signatures.

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST SENTRY BANCSHARES, INC.
                                        (Registrant)


    Date: May 14, 2010                     /s/ Geoffrey S. Sheils
                                           -------------------------------------
                                           Geoffrey S. Sheils
                                           President and Chief Executive Officer



    Date: May 14, 2010                     /s/ Richard D. Hardy
                                           -------------------------------------
                                           Richard D. Hardy
                                           Senior Vice President and
                                            Chief Financial Officer

                  FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

                                INDEX TO EXHIBITS


Exhibit
Number        Description

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

                                                                    Exhibit 31.1
                                  CERTIFICATION

I, Geoffrey S. Sheils, certify that:

1) I have reviewed this report on Form 10-Q of First Sentry Bancshares, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2010

/s/ Geoffrey S. Sheils
--------------------------------------
Geoffrey S. Sheils
President and Chief Executive Officer

                                                                    Exhibit 31.2
                                  CERTIFICATION

I, Richard D. Hardy, certify that:

1) I have reviewed this report on Form 10-Q of First Sentry Bancshares, Inc.;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2010

/s/ Richard D. Hardy
-------------------------------------------------
Richard D. Hardy
Senior Vice President and Chief Financial Officer

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of First Sentry Bancshares, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission (the "Report"), the undersigned, Geoffrey S. Sheils, President and Chief Executive Officer of the Company, and Richard D. Hardy, Senior Vice President and Chief Financial Officer, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to best of his knowledge:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Geoffrey S. Sheils                                Date: May 14, 2010
--------------------------------------------
Geoffrey S. Sheils
President and Chief Executive Officer



/s/ Richard D. Hardy                                 Date: May 14, 2010
--------------------------------------------
Richard D. Hardy
Senior Vice President and Chief Financial Officer





A signed original of this written statement required by Section 906 has been provided to First Sentry Bancshares, Inc. and will be retained by First Sentry Bancshares, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.