Form 10-Q
period 2010-06-30
First Sentry Bancshares, Inc.
filed 2010-08-13
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For transition period from ____________to_____________

Commission File Number 000-53790

FIRST SENTRY BANCSHARES, INC.
(Exact Name of Registrant as Specified in Charter)

West Virginia	03-0398338
(State or Other Jurisdiction of Incorporation or organization )	(I.R.S. Employer Identification No.)

823 Eighth Street, Huntington, West Virginia	25701
(Address of Principal Executive Offices)	(Zip Code)

(304) 522-6400
Registrant’s telephone number, including area code

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

 1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of August 13, 2010.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2010 (Unaudited) and December 31, 2009
(Dollars in Thousands, Except Per Share Data)

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Cash and due from banks	$14,409	$17,943
Federal funds sold	9	-
Cash and cash equivalents	14,418	17,943

Interest-earning deposits	8,917	5,832
Investments available-for-sale	73,956	65,801
Investments held-to-maturity	15,669	16,134
Federal Home Loan Bank stock, at cost	3,038	3,038
Loans, net of allowance of $4,785 (unaudited) and $4,785, respectively	358,430	360,761
Interest receivable	2,115	2,152
Bank premises and equipment, net	6,863	6,929
Other real estate owned	2,409	2,269
Goodwill and core deposit intangible	3,074	3,016
Other assets	4,043	4,625
	$492,932	$488,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$53,168	$59,073
Interest-bearing	350,674	330,398
Total deposits	403,842	389,471

Securities sold under agreements to repurchase	17,735	20,729
Federal Home Loan Bank advances	31,414	39,890
Interest payable	632	590
Income taxes payable	38	-
Other liabilities	689	710
	454,350	451,390

TRUST PREFERRED SECURITIES	9,000	9,000

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares authorized
1,437,651 issued and outstanding at June 30, 2010
(unaudited) and December 31, 2009	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	12,201	11,257
Accumulated other comprehensive income	649	121
	29,582	28,110

	$492,932	$488,500

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$5,101	$3,478	$10,243	$6,842
Investment securities	803	797	1,597	1,688
Interest-earning deposits and cash equivalents	34	129	52	299
	5,938	4,404	11,892	8,829
INTEREST EXPENSE
Deposits	1,509	1,486	3,039	3,050
Securities sold under agreements to repurchase	101	104	201	215
Trust preferred securities	58	35	117	79
Advances	181	285	373	554
	1,849	1,910	3,730	3,898

NET INTEREST INCOME	4,089	2,494	8,162	4,931

PROVISION FOR LOAN LOSSES	1,052	276	1,755	542

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,037	2,218	6,407	4,389

OTHER INCOME
Service fees	21	14	42	28
Securities gains (losses)	4	14	(14)	58
Impairment losses on held-to-maturity securities	-	-	-	(500)
Other charges, commissions and fees	368	283	706	507
	393	311	734	93
OTHER EXPENSES
Salaries and employee benefits	1,062	698	2,150	1,397
Equipment and occupancy expenses	292	161	582	312
Data processing	156	143	312	261
Professional fees	140	49	265	94
Taxes, other than payroll, property and income	66	49	137	96
Insurance	177	223	354	339
Other expenses	596	423	1,097	881
	2,489	1,746	4,897	3,380

INCOME BEFORE INCOME TAX	941	783	2,244	1,102

INCOME TAX EXPENSE	291	253	725	331

NET INCOME	$650	$530	$1,519	$771

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.45	$0.50	$1.06	$0.73

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Income	$650	$530	$1,519	$771

Other comprehensive income:

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	497	(76)	823	(275)
Reclassification adjustment for (gains) losses included in net income	(4)	(14)	14	(58)
	493	(90)	837	(333)

Cumulative-effect adjustment to apply GAAP for transfer of securities from available-for-sale to held-to-maturity	13	7	26	13

Adjustment for income tax	(201)	35	(335)	137

Other comprehensive income (loss), net of tax	305	(48)	528	(183)

Comprehensive income	$955	$482	$2,047	$588

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	June 30,	June 30,
	2010	2009

CASH FLOWS FROM OPERATING CASH ACTIVITIES
Net income	$1,519	$771
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,755	542
Depreciation and amortization	291	174
Investment securities amortization, net	229	241
Securities and trading asset losses (gains)	14	(58)
Impairment loss on held-to-maturity securities	-	500
Write down of foreclosed properties	30	42
Changes in:
Interest receivable	37	94
Other assets	(99)	(1,085)
Interest payable	42	(40)
Income taxes payable	38	(11)
Other liabilities	(21)	174

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,835	1,344

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	(3,085)	4,257
Redemption and maturity of investments available-for-sale	21,873	38,341
Redemption and maturity of investments held-to-maturity	469	100
Purchase of investments available-for-sale	(29,412)	(30,218)
Purchase of investments held-to-maturity	-	(1,971)
Purchase of Federal Home Loan Bank stock	-	(52)
Net (increase) decrease in loans	517	(16,964)
Proceeds from sale of foreclosed properties	160	-
Purchases of premises and equipment	(208)	(55)

NET CASH USED IN INVESTING ACTIVITIES	(9,686)	(6,562)

CASH FLOWS FROM FINANCING ACTIVITES
Net increase in deposits	14,371	5,624
Net decrease in agreements to repurchase securities	(2,994)	(1,790)
Net increase (decrease) in Federal Home Loan Bank loans	(8,476)	1,461
Net decrease in federal funds purchased	-	(518)
Cash dividends paid	(575)	(422)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,326	4,355

NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,525)	(863)

CASH AND DUE FROM BANKS, BEGINNING	17,943	7,534

CASH AND DUE FROM BANKS, ENDING	$14,418	$6,671

(Continued)

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	June 30,	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$3,687	$3,938

Cash paid for income taxes	$942	$461

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
Loans transferred to foreclosed real estate	$330	$979

Net change in unrealized holding gain (loss) on investments available-for-sale	$837	$(333)

See accompanying notes to consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  All significant inter-company balances have been eliminated in consolidation.

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

In June 2009, The FASB issued new guidance on accounting for transfers of financial assets.  The guidance clarifies the objectives in determining whether a transferor and all of the entities included in the transferor’s financial statements have surrendered control over transferred assets.  The determination must consider the transferor’s continued involvement in the transferred financial asset, including all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer even if they were not entered into at the time of transfer.  Also, the guidance requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as the result of a transfer of financial assets or a group of financial assets accounted for as a sale.  The Company does not expect the guidance to have an effect on the Company’s financial position.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION (continued)

In October 2009, the FASB issued Account Standards Update No. 2009-15 (ASU 2009-15), Accounting for Ownership Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with prior guidance and recognized as an issuance cost, with an offset to additional-paid-in capital.  Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs.  The amendment also requires several disclosures including a description of the terms of the arrangement and the reason for entering into the arrangement.  The effective date of the amendment is dependent upon the date the sharing-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The Company does not plan to issue convertible debt, and therefore, does not expect the update to have an impact on its financial statements.

In January 2010, the FASB issued ASU No. 2010-1, Accounting for Distributions to Shareholders with Components of Stock and Cash, to alleviate diversity in the accounting for distributions to shareholders that allow the shareholder to elect to receive their entire distribution in cash or share but with a limit on the aggregate amount of cash to be paid.  The amendment states that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance.  The amendment is effective for interim and annual periods ending on or after December 15, 2009 and had no impact on the Company’s financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-05, Fair Value Measurements and Disclosures (Topic 820). The Update provides amendments to Subtopic 820-10 that require new disclosures that require the reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfer.  In addition, the reporting entity should present separately information about purchases, sales, issuances and settlements of fair value measurements using significant unobservable inputs (Level 3).  This Update also provides clarification of existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We have evaluated this Update and have adopted the provisions of the Update that are applicable.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION (continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements. This Update provides amendments to Subtopic 855-10 that requires a filer with the Securities Exchange Commission (“SEC”) to evaluate subsequent events through the date that the financial statements are filed in addition to various other definitional clarifications.  All of the amendments in this Update are effective upon issuance of this Update.  We have evaluated this Update and have evaluated all subsequent events through the issuance of our financial statements included here within this Form 10-Q for the quarter ended June 30, 2010.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. This Update provides amendments to Subtopic 815-15, Derivatives and Hedging – Embedded Derivatives for certain credit derivative features transferring credit risk in the form of subordination of one financial instrument to another.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  We have evaluated this Update and do not believe it will have a material impact on our financial statements because we do not currently have embedded credit derivatives.

In April 2010, the FASB issued ASU No. 2010-18, Effect of Loan Modification when the Loan is Part of a Pool that is accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively. Management is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at June 30, 2010 (unaudited) and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010 (unaudited):
Held-to-maturity:
State and political	$14,299	$251	$72	$14,478
Corporate securities	1,370	150	-	1,520
	15,669	401	72	15,998
Available-for-sale:
Mortgage-backed securities	13,026	686	-	13,712
U.S. agency	45,928	718	1	46,645
State and political	13,476	115	103	13,488
Corporate securities	111	-	-	111
	72,541	1,519	104	73,956

	$88,210	$1,920	$176	$89,954

December 31, 2009:
Held-to-maturity:
State and political	$14,778	$198	$103	$14,873
Corporate securities	1,356	141	-	1,497
	16,134	339	103	16,370
Available-for-sale:
Mortgage-backed securities	15,536	491	21	16,006
U.S. agency	39,284	378	263	39,399
State and political	10,306	76	83	10,299
Corporate securities	97	-	-	97
	65,223	945	367	65,801

	$81,357	$1,284	$470	$82,171

The amortized cost and estimated fair value of securities at June 30, 2010 (unaudited) and December 31, 2009, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

June 30, 2010 (unaudited):
One year or less	$1,616	$1,636	$1,861	$1,871
After one year through five years	2,384	2,385	7,261	7,352
After five years through ten years	5,289	5,427	25,840	26,317
After ten years	6,380	6,550	37,579	38,416

	$15,669	$15,998	$72,541	$73,956

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
December 31, 2009:
One year or less	$768	$770	$947	$955
After one year through five years	3,429	3,463	12,232	12,344
After five years through ten years	3,954	3,997	15,752	15,952
After ten years	7,983	8,140	36,292	36,550
	$16,134	$16,370	$65,223	$65,801

During the Company’s annual evaluation of security investment classifications on December 31, 2008, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity.” The securities transferred included fifteen municipal securities acquired during 2008 with a book value of $7,546 and fair market value of $7,459.  In addition, three corporate securities acquired during 2008 were transferred from “available-for-sale” to “held-to-maturity” with a book value of $2,031 and market value of $1,827.  The securities have been transferred under SFAS No. 115 as of December 31, 2008, and the cumulative-effect adjustment of the reclassification was a decrease to other comprehensive income in the amount of $290 and a reduction to the cost basis of the transferred securities by the same amount.  The adjustment of $290 recorded in other comprehensive income will be amortized over the life of the securities transferred.

Securities with a carrying value of $50,405 and $35,474 were pledged at June 30, 2010 (unaudited) and December 31, 2009, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at June 30, 2010 (unaudited) and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
June 30, 2010 (unaudited):	Losses	Value	Losses	Value
Held-to-maturity
State and political	$35	$2,432	$37	$577
Available-for-sale
Mortgage-backed securities	-	-	-	-
U.S. agencies	1	499	-	-
State and political	50	3,370	54	450
	$86	$6,301	$91	$1,027

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2009:
Held-to-maturity
State and political	$66	$4,638	$37	$575
Available-for-sale
Mortgage-backed securities	21	3,392	-	-
U.S. Agencies	262	17,012	-	-
State and political	22	2,200	61	442

	$371	$27,242	$98	$1,017

These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the federal government or its agencies issue the securities, whether the downgrades by bond-rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, therefore no unrealized losses are deemed to be other-than-temporary.

During the first quarter of 2009, the Company recognized an other-than-temporary impairment charge of $500 on Silverton Bank (formerly “The Bankers Bank”) corporate bonds that were previously classified as held-to-maturity securities.  In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver.  A bridge bank was formed to facilitate liquidation of Silverton Bank.  The other-than-temporary impairment charge was recorded based on this information and management’s belief that the market prices of these bonds are unrecoverable.  At June 30, 2010 (unaudited), the Company did not have any remaining investments in Silverton Bank corporate bonds.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

	June 30,
	2010	December 31,
	(unaudited)	2009
Loans
Commercial	$112,632	$115,996
Commercial real estate	172,766	170,515
Residential real estate	55,382	55,332
Consumer	22,505	23,767
	363,285	365,610
Less deferred loan fees	(70)	(64)
	363,215	365,546
Allowance for loan losses
Balances, beginning of year	4,785	3,227
Provision for losses	1,755	3,025
Recoveries on loans	59	39
Loans charged off	(1,814)	(1,506)
	4,785	4,785

	$358,430	$360,761

The scheduled maturities of loans are as follows:

	June 30,
	2010	December 31,
	(unaudited)	2009

Three months or less	$58,379	$47,917
Over three months through twelve months	67,832	71,552
Over one year through three years	73,732	66,515
Over three years through five years	96,877	114,662
Over five years through fifteen years	55,666	55,351
Over fifteen years	10,799	9,613

	$363,285	$365,610

Loans classified as nonaccrual totaled $3,008 and $1,887 as of June 30, 2010 (unaudited) and December 31, 2009, respectively.  At June 30, 2010 (unaudited) there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  Total loans past-due ninety days or more and still accruing at June 30, 2010 (unaudited) and December 31, 2009 totaled $4,243 and $549, respectively.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The average recorded investment in impaired loans at June 30, 2010 (unaudited) and December 31, 2009 was $3,673 and $1,376, respectively.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.  The following is a summary of loans considered impaired:

	June 30,
	2010	December 31,
	(unaudited)	2009
Gross impaired loans	$7,251	$2,436
Less valuation allowance for impaired loans	2,066	515
Recorded investment in impaired loans	$5,185	$1,921

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for June 30, 2010 (unaudited) and December 31, 2009 is as follows:

	June 30,
	2010	December 31,
	(unaudited)	2009
Balance at beginning of year	$2,269	$1,491
Properties acquired	330	1,531
Subsequent write-downs	(30)	(753)
Gross proceeds from sales	(160)	-
Gains (losses) recorded	-	-
	$2,409	$2,269

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $151,287 at June 30, 2010 (unaudited) and $154,697 at December 31, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES (continued)

The Bank had advances from the FHLB totaling $31,414 at June 30, 2010 (unaudited) and $39,890 at December 31, 2009.  The advances are secured by residential and commercial real estate loans and pledged securities.  They have various scheduled maturity dates beginning with July 1, 2010 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.70% to 4.77%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount

2010	$10,193
2011	5,000
2012	5,000
2013	-
2014	-
Thereafter	11,221
$31,414

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

On April 23, 2007, First Sentry Bancshares Capital Trust II (the “Trust”) issued $5 million of Floating Rate Trust Preferred Securities.  First Sentry Bancshares Capital Trust II, a Delaware statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $5 million aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due June 15, 2037, of First Sentry Bancshares, Inc. (the trust debenture).

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (2.12% at June 30, 2010, unaudited) and distributions were $47 for the six months ended June 30, 2010 (unaudited) and $130 for the year ended December 31, 2009.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

Beginning on June 15, 2012, the trust preferred securities are redeemable in part or whole, at the option of the Company, for a redemption price of $1,000 per trust preferred security.  The trust preferred securities are subject to mandatory redemption on June 15, 2037, at a redemption price of $1,000 per trust preferred security.  First Sentry Bancshares, Inc. may cause the Trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods.  During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 6.  TRUST PREFERRED SECURITIES (continued)

At the close of business on September 25, 2009, First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”) as part of the acquisition of Guaranty Financial Services, Inc.  In June 2003, the Trust issued $4 million of Floating Rate Trust Preferred Securities.  The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 3.10% with a current rate of 3.64% at June 30, 2010 (unaudited) and distributions were $70 for the six months ended June 30, 2010 (unaudited).  First Sentry Bancshares, Inc. now guarantees the trust preferred securities and this guarantee, when taken together with the Company’s obligations under the trust debenture, provides a full and unconditional guarantee of the Trust’s obligations under the trust preferred securities.  The trust preferred securities have a 30-year term but are redeemable, in whole or in part, by the Company on or after June 26, 2008.  First Sentry Bancshares, Inc. may cause the Trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods.  During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of June 30, 2010 (unaudited) and December 31, 2009, that the Bank meets all the capital adequacy requirements to which it is subject.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 7.  STOCKHOLDERS’ EQUITY (continued)

As of September 30, 2009, the date of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  At June 30, 2010, the Company was not subject to capital requirements.  As of June 30, 2010 (unaudited) and December 31, 2009, the Bank is categorized as well capitalized as disclosed in the following table.  The Bank’s actual and required capital amounts and ratios as of June 30, 2010 (unaudited) and December 31, 2009 are as follows:

			For Capital		To Be Well Capitalized Under The Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2010 (unaudited):
Total Risk-Based Capital
(to Risk-Weighted Assets)	$38,977	11.2%	$27,737	8%	$34,671	10%

Tier l Capital
(to Risk-Weighted Assets)	34,638	10.0%	13,868	4%	20,802	6%

Tier l Capital
(to Adjusted Total Assets)	34,638	7.1%	19,428	4%	24,285	5%

December 31, 2009:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$38,165	10.8%	$28,249	8%	$35,311	10%

Tier l Capital
(to Risk-Weighted Assets)	33,747	9.6%	14,124	4%	21,187	6%

Tier l Capital
(to Adjusted Total Assets)	33,747	6.9%	19,529	4%	24,411	5%

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on June 30, 2010 (unaudited) and December 31, 2009.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2010 (unaudited):
Assets:
Investment securities:
Available-for-sale	$73,956	$-	$73,956	$-

December 31, 2009:
Assets:
Investment securities:
Available-for-sale	$65,801	$-	$65,801	$-

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the six months ended June 30, 2010, and the year ended December 31, 2009:

Reported in Consolidated Balance	June 30,
Sheets at / Reported in Consolidated	2010	December 31,
Statements of Income at:	(unaudited)	2009
Assets / Non-Interest Income:
Investments available-for-sale /
Securities gains (losses)	$-	$-
Trading assets / Gains from
trading activities	-	-

	$-	$-

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

The estimated fair values of the Bank’s financial instruments at June 30, 2010 (unaudited) and December 31, 2009 do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc. (Guaranty Bank), a one-bank holding company located in Huntington, West Virginia.  Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which had three branch locations in the Huntington area.  The merger strengthened the Company’s banking services to the community.

Under the terms of agreement, the Company paid $25.00 per share for Guaranty Financial Services, Inc. common stock, $9,541 total, in the form of First Sentry Bancshares, Inc. common stock.  Guaranty Bank shareholders received one share of First Sentry Bancshares, Inc. stock for each share of Guaranty stock, resulting in the issuance of 381,651 shares.  The common stock issued was valued at $25.00 per share.

The assets and liabilities of Guaranty Bank were recorded on the Consolidated Balance Sheets at their respective fair values as of the closing date.  The results of operations were included in the Consolidated Statements of Income from the date of acquisition.  During 2009, acquisition related costs that were charged against current earnings totaled $363.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 10.  RECENT DEVELOPMENTS

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 10.  RECENT DEVELOPMENTS (continued)

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 13, 2010, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2010 that required recognition or disclosure in these financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;

●	statements regarding our business plans, prospects, growth and operating strategies;

●	statements regarding the asset quality of our loan and investment portfolios; and

●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	general economic conditions, either nationally or in our market areas, that are worse than expected;

●	competition among depository and other financial institutions;

●	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

●	adverse changes in the securities markets;

●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

●	our ability to enter new markets successfully and capitalize on growth opportunities;

●	our ability to successfully integrate acquired entities, if any;

●	changes in consumer spending, borrowing and savings habits;

●
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

●	changes in our organization, compensation and benefit plans;

●	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

●	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on Form 10-K on March 31, 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.  Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $4.4 million, or 0.9%, to $492.9 million at June 30, 2010 from $488.5 million at December 31, 2009.   The increase was primarily the result of an increase in investments available-for-sale and interest-earning deposits partially offset by a decrease in cash and cash equivalents and loans.

Cash and cash equivalents decreased $3.5 million, or 19.6%, to $14.4 million at June 30, 2010 from $17.9 million at December 31, 2009, as excess cash was invested in interest-earning deposits.

Interest-earning deposits increased $3.1 million, or 52.9%, to $8.9 million at June 30, 2010 from $5.8 million at December 31, 2009, as excess cash was invested in short-term certificates of deposit. The increase in interest-earning deposits reflected management’s decision to invest excess liquidity in liquid investments providing higher yields than cash and cash equivalents during a period of low loan demand.

Investments classified as available for sale increased $8.2 million, or 12.4%, to $74.0 million at June 30, 2010, from $65.8 million at December 31, 2009.  Investments classified as held to maturity decreased $465,000, or 2.9%, to $15.7 million at June 30, 2010, as compared to $16.1 million at December 31, 2009. We purchased $29.4 million of securities during the first six months of 2010 while $22.3 million of securities were called or matured during this period. The increase in investments resulted from growth in the Bank’s core deposits. Purchases of investment securities were primarily shorter-term U.S. agency securities with maturities of up to five years or longer-term maturity step bonds, and to a lesser extent, mid-term municipal bonds with maturities or call dates of ten years or less.

Loans, net of allowance, decreased $2.3 million, or 0.6%, to $358.4 million at June 30, 2010, from $360.8 million at December 31, 2009.  During the first six months of 2010, customer demand for all loan types slowed primarily as a result of the continuing weak economy.  Commercial loans decreased $3.4 million, or 2.9%, to $112.6 million at June 30, 2010, from $116.0 million at December 31, 2009, while consumer loans decreased $1.3 million, or 5.3%, to $22.5 million at June 30, 2010, from $23.8 million at December 31, 2009.  Partially offsetting these declines was an increase in commercial real estate loans of $2.3 million, or 1.3%, to $172.8 million at June 30, 2010, from $170.5 million at December 31, 2009.

Deposits increased $14.4 million, or 3.7%, to $403.8 million at June 30, 2010, from $389.5 million at December 31, 2009.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $10.6 million and certificates of deposit increased $3.8 million during the first six months of 2010.  The growth in our core deposits can be attributed to an increase in our brokered money market accounts while the growth in certificates of deposit can be attributed to an increase in our certificates of deposit of $100,000 or more from within our general market area.  An increase of $14.0 million in our money market deposits from the Bank’s brokered deposit program during the first six months of 2010 was partially offset by a decrease of $4.1 million in our noninterest-bearing business checking deposits during the same time period.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Securities sold under agreements to repurchase decreased $3.0 million, or 14.4%, to $17.7 million at June 30, 2010, from $20.7 million at December 31, 2009.  The decrease was the result of a decrease in our sweep repurchase agreement balances, primarily local government repurchase agreements.

Federal Home Loan Bank borrowings decreased $8.5 million, or 21.2%, to $31.4 million at June 30, 2010, from $39.9 million at December 31, 2009.  The increase in our core deposits was used to pay down short-term advances from the FHLB during the first six months of 2010.

Stockholders’ equity increased $1.5 million, or 5.2%, to $29.6 million at June 30, 2010, from $28.1 million at December 31, 2009.  The increase was the result of an increase in retained earnings of $944,000, due to net income of $1.5 million for the six months ended June 30, 2010, partially offset by the aggregate payment of $575,000 in cash dividends to stockholders during the first and second quarters of 2010, and an increase in accumulated other comprehensive income of $528,000, reflecting market value fluctuations in available-for-sale investments, net of tax, for the first six months of 2010.

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

	For the Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
			(Dollars in thousands)

Interest-earning assets:
Loans	$364,474	$5,101	5.60%	$234,967	$3,478	5.92%
Investment securities (2)	85,185	803	3.77	79,538	797	4.01
Interest-earning deposits and cash equivalents	12,273	34	1.11	14,473	129	3.57
Federal Home Loan Bank stock	3,038	-	-	2,196	-	-
Total interest-earning assets	464,970	5,938	5.11	331,174	4,404	5.32
Non-interest-earning assets	25,035			10,442
Total assets	$490,005			$341,616

Interest-bearing liabilities:
Savings accounts	$19,784	10	0.20	$12,528	6	0.19
Certificates of deposit	227,060	1,388	2.45	150,890	1,414	3.75
Money market	56,225	66	0.47	30,594	39	0.51
NOW	48,025	45	0.37	36,917	27	0.29
Total interest-bearing deposits	351,094	1,509	1.72	230,929	1,486	2.57
Federal Home Loan Bank advances	28,064	181	2.58	36,652	285	3.11
Securities sold under agreements to repurchase	18,242	101	2.21	13,618	104	3.05
Trust preferred securities	9,000	58	2.58	5,000	35	2.80
Total interest-bearing liabilities	406,400	1,849	1.82	286,199	1,910	2.67
Non-interest-bearing checking	52,592			34,954
Other non-interest-bearing liabilities	1,394			1,061
Total liabilities	460,386			322,214
Stockholders’ equity	29,619			19,402
Total liabilities and stockholders’ equity	$490,005			$341,616

Net interest income		$4,089			$2,494
Net interest rate spread (3)			3.29%			2.65%
Net interest-earning assets (4)	$58,570			$44,975
Net interest margin (5)			3.52%			3.01%
Average interest-earning assets to interest-bearing liabilities	114.41%			115.71%

(1)	Average yields and rates for the three months ended June 30, 2010 and 2009 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 4.36% and 4.30% for the three months ended June 30, 2010 and 2009, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

	For the Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$364,264	$10,243	5.62%	$229,650	$6,842	5.96%
Investment securities (2)	81,904	1,597	3.90	81,317	1,688	4.15
Interest-earning deposits and cash equivalents	11,615	52	0.90	16,501	299	3.62
Federal Home Loan Bank stock	3,038	-	-	2,186	-	-
Total interest-earning assets	460,821	11,892	5.16	329,654	8,829	5.36
Non-interest-earning assets	25,797			11,056
Total assets	$486,618			$340,710

Interest-bearing liabilities:
Savings accounts	$19,434	19	0.20	$11,555	11	0.19
Certificates of deposit	225,920	2,827	2.50	151,108	2,900	3.84
Money market	50,999	115	0.45	32,751	86	0.53
NOW	48,913	78	0.32	36,250	53	0.29
Total interest-bearing deposits	345,266	3,039	1.76	231,664	3,050	2.63
Federal Home Loan Bank advances	30,834	373	2.42	34,702	554	3.19
Securities sold under agreements to repurchase	18,661	201	2.15	12,925	215	3.33
Trust preferred securities	9,000	117	2.60	5,000	79	3.16
Total interest-bearing liabilities	403,761	3,730	1.85	284,291	3,898	2.74
Non-interest-bearing checking	52,226			35,953
Other non-interest-bearing liabilities	1,375			1,038
Total liabilities	457,362			321,282
Stockholders’ equity	29,256			19,428
Total liabilities and stockholders’ equity	$486,618			$340,710

Net interest income		$8,162			$4,931
Net interest rate spread (3)			3.31%			2.62%
Net interest-earning assets (4)	$57,060			$45,363
Net interest margin (5)			3.54%			2.99%
Average interest-earning assets to interest-bearing liabilities	114.13%			115.96%

(1)	Average yields and rates for the six months ended June 30, 2010 and 2009 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 4.51% and 4.47% for the six months ended June 30, 2010 and 2009, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General.  Net income increased $120,000, or 22.6%, to $650,000 for the three months ended June 30, 2010, from $530,000 for the three months ended June 30, 2009.  The increase reflected the growth in our assets as a result of the merger with Guaranty Financial Services, Inc. (Guaranty Bank) on September 25, 2009, partially offset by an increase in our provision for loan losses due to continuing uncertain economic conditions and an increase in other expenses as a result of adding additional branches and staff due to the merger.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Income.  Interest income increased $1.5 million, or 34.8%, to $5.9 million for the three months ended June 30, 2010, from $4.4 million for the three months ended June 30, 2009.  The increase resulted from an increase in the average balance of interest-earning assets of $133.8 million, or 40.4%, to $465.0 million for the three months ended June 30, 2010, from $331.2 million for the three months ended June 30, 2009, slightly offset by a decline in the average yield on interest-earning assets of 21 basis points to 5.11% for the three months ended June 30, 2010, from 5.32% for the three months ended June 30, 2009.  The increase in the average balance of our interest-earning assets was primarily due to the merger with Guaranty Bank.  The decline in our average yield on interest-earning assets during the three months ended June 30, 2010, as compared to the prior year period was due to the low level of market interest rates as a result of the Federal Reserve Board’s actions to maintain the federal funds rate near zero since December, 2008.

Interest income on loans increased $1.6 million, or 46.7%, to $5.1 million for the three months ended June 30, 2010, from $3.5 million for the three months ended June 30, 2009.  The increase resulted primarily from the increase in the average balance of loans, which increased $129.5 million, or 55.1%, to $364.5 million for the three months ended June 30, 2010, from $235.0 million for the three months ended June 30, 2009, reflecting our merger with Guaranty Bank.  The average yield on our loan portfolio decreased 32 basis points, to 5.60% for the three months ended June 30, 2010, from 5.92% for the three months ended June 30, 2009, primarily as a result of the low market interest rates.

Interest income on investment securities increased $6,000, or 0.8%, to $803,000 for the three months ended June 30, 2010, from $797,000 for the three months ended June 30, 2009.  The slight increase resulted from an increase in the average balance of our securities portfolio offset by a decrease in the average yield on our securities portfolio.  The average balance of our securities portfolio increased $5.6 million, or 7.1%, to $85.2 million for the three months ended June 30, 2010, from $79.5 million for the three months ended June 30, 2009, due primarily to additional funding generated by the increase in the Bank’s core deposits.  The average yield on our securities portfolio decreased by 24 basis points, to 3.77% for the three months ended June 30, 2010, from 4.01% for the three months ended June 30, 2009.

Interest income on interest-earning deposits and cash equivalents decreased $95,000, or 73.6%, to $34,000 for the three months ended June 30, 2010, from $129,000 for the three months ended June 30, 2009.  The decrease resulted from a combination of a decrease in the average balance in interest-earning deposits and cash equivalents coupled with a decrease in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $2.2 million, or 15.2%, to $12.3 million for the three months ended June 30, 2010, from $14.5 million for the three months ended June 30, 2009, due primarily to the maturing of short-term interest-earning deposits that came from temporary local government deposits.  The average yield on our interest-earning deposits and cash equivalents decreased 246 basis points, to 1.11% for the three months ended June 30, 2010, from 3.57% for the three months ended June 30, 2009, primarily as a result of the maturing of one-year term, interest-earning deposits that were reinvested in shorter-term interest-earning deposits and overnight cash equivalents, which were used for liquidity purposes to repay short-term government deposits.

Interest Expense.  Interest expense decreased by $61,000 or 3.2%, to $1.8 million for the three months ended June 30, 2010, from $1.9 million for the prior year period.  The decrease resulted primarily from a decrease in the average rate we paid on all our interest-bearing liabilities between the three months ended June 30, 2010 and 2009, even though the average balance of our interest-bearing liabilities increased between those two periods due to the merger with Guaranty Bank.  The average rate we paid on interest-bearing liabilities decreased 85 basis points to 1.82% for the three months ended June 30, 2010, from 2.67% for the three months ended June 30, 2009, while the average balance of interest-bearing liabilities increased $120.2 million, or 42.0%, to $406.4 million for the three months ended June 30, 2010, from $286.2 million for the three months ended June 30, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest expense on certificates of deposit decreased by $26,000 between the three months ended June 30, 2010 and 2009.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 130 basis points to 2.45% for the three months ended June 30, 2010, from 3.75% for the three months ended June 30, 2009, reflecting lower market rates.  Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $76.2 million, or 50.5%, to $227.1 million for the three months ended June 30, 2010, from $150.9 million for the three months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $49,000 to $121,000 for the three months ended June 30, 2010, from $72,000 for the prior year period, primarily the result of an increase in the average balance of core deposits, which increased $44.0 million, or 55.0%, to $124.0 million for the three months ended June 30, 2010, from $80.0 million for the three months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.

Interest expense on FHLB advances decreased by $104,000 to $181,000 for the three months ended June 30, 2010, from $285,000 for the prior year period, from a combination of a decrease in the average balance of FHLB advances and a decrease in the average interest rate.  The average balance of FHLB advances decreased $8.6 million, or 23.4%, to $28.1 million for the three months ended June 30, 2010, from $36.7 million for the three months ended June 30, 2009, as a result of the increase in core deposits that were used to pay down short-term FHLB advances.  The average interest rate we paid on FHLB advances decreased 53 basis points to 2.58% for the three months ended June 30, 2010, from 3.11% for the three months ended June 30, 2009.  Interest expense on securities sold under agreements to repurchase decreased by $3,000 to $101,000 for the three months ended June 30, 2010, from $104,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 84 basis points to 2.21% for the three months ended June 30, 2010, from 3.05% for the three months ended June 30, 2009, while the average balance of securities sold under agreements to repurchase increased $4.6 million, or 34.0%, to $18.2 million for the three months ended June 30, 2010, from $13.6 million for the three months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on trust preferred securities increased by $23,000 during the three months ended June 30, 2010, as compared to the prior year period because $4.0 million of trust preferred securities were assumed by First Sentry Bancshares, Inc. as a result of the merger with Guaranty Bank, which offset a 22 basis points decrease in the average rate paid on trust preferred securities for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Net Interest Income.  Net interest income increased by $1.6 million, or 64.0%, to $4.1 million for the three months ended June 30, 2010, from $2.5 million for the three months ended June 30, 2009.  Our net interest rate spread increased 64 basis points to 3.29% for the three months ended June 30, 2010, from 2.65% for the three months ended June 30, 2009, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest-earning assets. Our net interest margin increased 51 basis points to 3.52% for the three months ended June 30, 2010, from 3.01% for the three months ended June 30, 2009.  Primarily as a result of our merger with Guaranty Bank, our average net interest-earning assets increased $13.6 million, or 30.2%, to $58.6 million for the three months ended June 30, 2010, from $45.0 million for the three months ended June 30, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Provision for Loan Losses.  We recorded a provision for loan losses of $1.1 million for the three months ended June 30, 2010, and a provision for loan losses of $276,000 for the three months ended June 30, 2009.  The increase in the provision for loan losses for the three months ended June 30, 2010, as compared to the prior year period, was based on the increase in net charge-offs for the period, the increase in non-performing loans and the continued uncertainty surrounding the economic recovery.  Net charge-offs increased to $1.6 million for the three months ended June 30, 2010, from $12,000 for the three months ended June 30, 2009.  The allowance for loan losses was $4.8 million, or 1.32% of total loans receivable at June 30, 2010, compared to $3.8 million, or 1.56% of total loans receivable at June 30, 2009.  The decline in the ratio of the allowance for loan losses to total loans receivable at June 30, 2010, was the result of recording loans acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, a revision of prior accounting standards, that became effective for acquisitions by the Company occurring on or after January 1, 2009.  Non-performing loans increased $4.8 million, or 197.7%, to $7.2 million at June 30, 2010, from $2.4 million at June 30, 2009.  Non-performing loans, as a percentage of the allowance for loan losses, was 151.5% at June 30, 2010, as compared to 60.8% at June 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Other Income.  Other income increased $82,000 to $393,000 for the three months ended June 30, 2010, from $311,000 for the three months ended June 30, 2009.  The increase was primarily attributable to a $37,000 increase in overdraft fee income and a $37,000 increase in debit card interchange income for the three months ended June 30, 2010, when compared to the three months ended June 30, 2009.

Other Expenses. Other expenses increased $743,000, or 42.6%, to $2.5 million for the three months ended June 30, 2010, from $1.7 million for the three months ended June 30, 2009.  The increase was attributable to the increased business costs that resulted from the merger with Guaranty Bank, which included the costs of operating two additional branch locations and one additional drive-through facility.  Salaries and employee benefits increased $364,000 to $1.1 million for the three months ended June 30, 2010, from $698,000 for the three months ended June 30, 2009.  The increase was primarily attributable to the merger with Guaranty Bank, as full-time equivalent employees increased by 22 employees to 77 full-time equivalent employees at June 30, 2010, from 55 full-time equivalent employees at June 30, 2009.  The increase in salaries and employee benefits also included increased benefit costs, primarily health insurance premiums.  Equipment and occupancy expense increased $131,000 for the three months ended June 30, 2010, compared to the prior year period, due to the addition of two branch locations and one drive-through facility.  Professional fees increased $91,000 to $140,000 for the three months ended June 30, 2010, from $49,000 for the prior year period.  During 2010, we anticipate paying higher professional fees than in prior years, reflecting the added costs of SEC compliance and reporting for public companies.

Income Tax Expense.  The provision for income taxes was $291,000 for the three months ended June 30, 2010, compared with $253,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 30.9% for the three months ended June 30, 2010, compared to 32.3% for the three months ended June 30, 2009

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General.  Net income increased $748,000, or 97.0%, to $1.5 million for the six months ended June 30, 2010, from $771,000 for the six months ended June 30, 2009.  The increase reflected the growth in our assets as a result of the merger with Guaranty Bank on September 25, 2009, partially offset by an increase in our provision for loan losses due to continuing uncertain economic conditions and an increase in other expenses as a result of adding additional branches and staff due to the merger.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Income.  Interest income increased $3.1 million, or 34.7%, to $11.9 million for the six months ended June 30, 2010, from $8.8 million for the six months ended June 30, 2009.  The increase resulted from an increase in the average balance of interest-earning assets of $131.2 million, or 39.8%, to $460.8 million for the six months ended June 30, 2010, from $329.7 million for the six months ended June 30, 2009, slightly offset by a decline in the average yield on interest-earning assets of 20 basis points to 5.16% for the six months ended June 30, 2010, from 5.36% for the six months ended June 30, 2009.  The increase in the average balance of our interest-earning assets was primarily due to the merger with Guaranty Bank.  The decline in our average yield on interest-earning assets during the six months ended June 30, 2010, as compared to the prior year period was due to the low level of market interest rates as a result of the Federal Reserve Board’s actions to maintain the federal funds rate near zero since December, 2008.

Interest income on loans increased $3.4 million, or 49.7%, to $10.2 million for the six months ended June 30, 2010, from $6.8 million for the six months ended June 30, 2009.  The increase resulted primarily from the increase in the average balance of loans, which increased $134.6 million, or 58.6%, to $364.3 million for the six months ended June 30, 2010, from $229.7 million for the six months ended June 30, 2009, reflecting our merger with Guaranty Bank.  The average yield on our loan portfolio decreased 34 basis points, to 5.62% for the six months ended June 30, 2010, from 5.96% for the six months ended June 30, 2009, primarily as a result of the low market interest rates.

Interest income on investment securities decreased $91,000, or 5.4%, to $1.6 million for the six months ended June 30, 2010, from $1.7 million for the six months ended June 30, 2009.  The decrease resulted from a decrease in the average yield on our securities portfolio, which decreased by 25 basis points, to 3.90% for the six months ended June 30, 2010, from 4.15% for the six months ended June 30, 2009.

Interest income on interest-earning deposits and cash equivalents decreased $247,000, or 82.6%, to $52,000 for the six months ended June 30, 2010, from $299,000 for the six months ended June 30, 2009.  The decrease resulted from a combination of a decrease in the average balance in interest-earning deposits and cash equivalents coupled with a decrease in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $4.9 million, or 29.6%, to $11.6 million for the six months ended June 30, 2010, from $16.5 million for the six months ended June 30, 2009, due primarily to the maturing of interest-earning deposits that were used to repay FHLB advances.  The average yield on our interest-earning deposits and cash equivalents decreased 272 basis points, to 0.90% for the six months ended June 30, 2010, from 3.62% for the six months ended June 30, 2009, primarily as a result of the maturing of one-year term, interest-earning deposits that were reinvested in shorter-term interest-earning deposits and overnight cash equivalents, which were used for liquidity purposes to repay short-term government deposits.

Interest Expense.  Interest expense decreased by $168,000, or 4.3%, to $3.7 million for the six months ended June 30, 2010, from $3.9 million for the prior year period.  The decrease resulted primarily from a decrease in the average rate we paid on all our interest-bearing liabilities between the six months ended June 30, 2010 and 2009, even though the average balance of our interest-bearing liabilities increased between those two periods due to the merger with Guaranty Bank.  The average rate we paid on interest-bearing liabilities decreased 89 basis points to 1.85% for the six months ended June 30, 2010, from 2.74% for the six months ended June 30, 2009, while the average balance of interest-bearing liabilities increased $119.5 million, or 42.0%, to $403.8 million for the six months ended June 30, 2010, from $284.3 million for the six months ended June 30, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest expense on certificates of deposit decreased by $73,000 between the six months ended June 30, 2010 and 2009.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 134 basis points to 2.50% for the six months ended June 30, 2010, from 3.84% for the six months ended June 30, 2009, reflecting lower market rates.  Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $74.8 million, or 49.5%, to $225.9 million for the six months ended June 30, 2010, from $151.1 million for the six months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $62,000 to $212,000 for the six months ended June 30, 2010, from $150,000 for the prior year period, primarily the result of an increase in the average balance of core deposits, which increased $38.8 million, or 48.2%, to $119.3 million for the six months ended June 30, 2010, from $80.6 million for the six months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.

Interest expense on FHLB advances decreased by $181,000 to $373,000 for the six months ended June 30, 2010, from $554,000 for the prior year period, from a combination of a decrease in the average balance of FHLB advances and a decrease in the average interest rate.  The average balance of FHLB advances decreased $3.9 million, or 11.1%, to $30.8 million for the six months ended June 30, 2010, from $34.7 million for the six months ended June 30, 2009, as a result of the increase in core deposits that were used to pay down short-term FHLB advances.  The average interest rate we paid on FHLB advances decreased 78 basis points to 2.42% for the six months ended June 30, 2010, from 3.20% for the six months ended June 30, 2009.  Interest expense on securities sold under agreements to repurchase decreased by $14,000 to $201,000 for the six months ended June 30, 2010, from $215,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 118 basis points to 2.15% for the six months ended June 30, 2010, from 3.33% for the six months ended June 30, 2009, while the average balance of securities sold under agreements to repurchase increased $5.7 million, or 44.4%, to $18.7 million for the six months ended June 30, 2010, from $12.9 million for the six months ended June 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on trust preferred securities increased by $38,000 during the six months ended June 30, 2010, as compared to the prior year period because $4.0 million of trust preferred securities were assumed by First Sentry Bancshares, Inc. as a result of the merger with Guaranty Bank, which offset a 56 basis points decrease in the average rate paid on trust preferred securities for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

Net Interest Income.  Net interest income increased by $3.2 million, or 65.5%, to $8.2 million for the six months ended June 30, 2010, from $4.9 million for the six months ended June 30, 2009.  Our net interest rate spread increased 69 basis points to 3.31% for the six months ended June 30, 2010, from 2.62% for the six months ended June 30, 2009, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest-earning assets.  Our net interest margin increased 55 basis points to 3.54% for the six months ended June 30, 2010, from 2.99% for the six months ended June 30, 2009.  Primarily as a result of our merger with Guaranty Bank, our average net interest-earning assets increased $11.7 million, or 25.8%, to $57.1 million for the six months ended June 30, 2010, from $45.4 million for the six months ended June 30, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Provision for Loan Losses.  We recorded a provision for loan losses of $1.8 million for the six months ended June 30, 2010, and a provision for loan losses of $542,000 for the six months ended June 30, 2009.  The increase in the provision for loan losses for the six months ended June 30, 2010, as compared to the prior year period, was based on the increase in net charge-offs for the period, the increase in non-performing loans and the continued uncertainty surrounding the economic recovery.  Net charge-offs increased to $1.8 million for the six months ended June 30, 2010, from $14,000 for the six months ended June 30, 2009.  The allowance for loan losses was $4.8 million, or 1.32% of total loans receivable at June 30, 2010, compared to $3.8 million, or 1.56% of total loans receivable at June 30, 2009.  The decline in the ratio of the allowance for loan losses to total loans receivable at June 30, 2010, was the result of recording loans acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, a revision of prior accounting standards, that became effective for acquisitions by the Company occurring on or after January 1, 2009.  Non-performing loans increased $4.8 million, or 197.7%, to $7.2 million at June 30, 2010, from $2.4 million at June 30, 2009.  Non-performing loans, as a percentage of the allowance for loan losses, was 151.5% at June 30, 2010, as compared to 60.8% at June 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2010 and 2009.

Other Income. Other income increased $641,000 to $734,000 for the six months ended June 30, 2010, from $93,000 for the six months ended June 30, 2009.  The increase was primarily attributable to $500,000 of impairment losses on held-to-maturity securities that occurred during the three months ended March 31, 2009.  Also contributing to the increase in other income was an $103,000 increase in overdraft fee income and a $72,000 increase in debit card interchange income for the six months ended June 30, 2010, when compared to the six months ended June 30, 2009.

Other Expenses. Other expenses increased $1.5 million, or 44.9%, to $4.9 million for the six months ended June 30, 2010, from $3.4 million for the six months ended June 30, 2009.  The increase was attributable to the increased business costs that resulted from the merger with Guaranty Bank, which included the costs of operating two additional branch locations and one additional drive-through facility.  Salaries and employee benefits increased $753,000 to $2.2 million for the six months ended June 30, 2010, from $1.4 million for the six months ended June 30, 2009.  The increase was primarily attributable to the merger with Guaranty Bank, as full-time equivalent employees increased by 22 employees to 77 full-time equivalent employees at June 30, 2010, from 55 full-time equivalent employees at June 30, 2009.  The increase in salaries and employee benefits also included increased benefit costs, primarily health insurance premiums.  Equipment and occupancy expense increased $270,000 for the six months ended June 30, 2010, compared to the prior year period, due to the addition of two branch locations and one drive-through facility.  Professional fees increased $171,000 to $265,000 for the six months ended June 30, 2010, from $94,000 for the prior year period.  During 2010, we anticipate paying higher professional fees than in prior years, reflecting the added costs of SEC compliance and reporting for public companies.

Income Tax Expense.  The provision for income taxes was $725,000 for the six months ended June 30, 2010, compared with $331,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 32.3% for the six months ended June 30, 2010, compared to 30.0% for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At June 30, 2010, this ratio was 21.09% with a contingent liquidity ratio of 38.49%.  Contingent sources of liquidity include $103 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $16.5 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period.  At June 30, 2010, cash and cash equivalents totaled $14.4 million.  At June 30, 2010, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $74.0 million at June 30, 2010, and we had $31.4 million in outstanding borrowings at June 30, 2010.  We had $103 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of June 30, 2010.

At June 30, 2010, we had $3.0 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $51.8 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2010 totaled $148.6 million, or 36.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2010, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

ITEM 4T.     CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2010.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets.  In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A.     RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.        REMOVED AND RESERVED

ITEM 5.        OTHER INFORMATION

None

ITEM 6.        EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST SENTRY BANCSHARES, INC.
(Registrant)

Date: August 13, 2010	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer

Date: August 13, 2010	/s/ Richard D. Hardy
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