Form 10-Q
period 2010-09-30
First Sentry Bancshares, Inc.
filed 2010-11-15
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010
or

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

1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of November 15, 2010.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2010 (Unaudited) and December 31, 2009
(Dollars in Thousands, Except Per Share Data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Cash and due from banks	$26,139	$17,943
Federal funds sold	254	-
Cash and cash equivalents	26,393	17,943
Interest-earning deposits	13,066	5,832
Investments available-for-sale	64,271	65,801
Investments held-to-maturity	15,437	16,134
Federal Home Loan Bank stock, at cost	3,038	3,038
Loans, net of allowance of $4,960 (unaudited) and $4,785, respectively	354,535	360,761
Interest receivable	2,058	2,152
Bank premises and equipment, net	6,769	6,929
Other real estate owned	2,257	2,269
Goodwill and core deposit intangible	2,856	3,016
Other assets	3,976	4,625
	$494,656	$488,500
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$55,651	$59,073
Interest-bearing	354,446	330,398
Total deposits	410,097	389,471
Securities sold under agreements to repurchase	20,367	20,729
Federal Home Loan Bank advances	24,254	39,890
Interest payable	629	590
Income taxes payable	40	-
Other liabilities	772	710
	456,159	451,390
TRUST PREFERRED SECURITIES	9,000	9,000
STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares authorized 1,437,651 issued and outstanding at September 30, 2010 (unaudited) and December 31, 2009	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	12,458	11,257
Accumulated other comprehensive income	307	121
	29,497	28,110
	$494,656	$488,500

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$5,071	$3,723	$15,314	$10,565
Investment securities	723	771	2,320	2,459
Interest-earning deposits and cash equivalents	40	125	92	424
	5,834	4,619	17,726	13,448
INTEREST EXPENSE
Deposits	1,395	1,503	4,434	4,553
Securities sold under agreements to repurchase	99	96	300	311
Trust preferred securities	59	28	176	106
Advances	186	303	560	858
	1,739	1,930	5,470	5,828

NET INTEREST INCOME	4,095	2,689	12,256	7,620

PROVISION FOR LOAN LOSSES	1,756	861	3,511	1,403

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,339	1,828	8,745	6,217

OTHER INCOME
Service fees	20	18	62	46
Securities gains	673	2	659	60
Impairment losses on held-to-maturity securities	-	-	-	(500)
Other charges, commissions and fees	401	322	1,108	829
	1,094	342	1,829	435
OTHER EXPENSES
Salaries and employee benefits	1,053	724	3,203	2,121
Equipment and occupancy expenses	292	143	874	455
Data processing	150	136	462	397
Professional fees	154	59	419	153
Taxes, other than payroll, property and income	73	51	210	147
Insurance	187	158	541	497
Other expenses	752	455	1,848	1,336
	2,661	1,746	7,557	5,106

INCOME BEFORE INCOME TAX	772	444	3,017	1,546

INCOME TAX EXPENSE	227	125	953	457

NET INCOME	$545	$319	$2,064	$1,089

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.38	$0.30	$1.44	$1.02

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Income	$545	$319	$2,064	$1,089

Other comprehensive income:

Unrealized gains on securities:
Unrealized holding gains arising during the period	90	1,552	914	1,277
Reclassification adjustment for gains included in net income	(673)	(2)	(659)	(60)
	(583)	1,550	255	1,217

Cumulative-effect adjustment to apply GAAP for transfer of securities from available-for-sale to held-to-maturity	13	24	38	38

Adjustment for income tax	227	(559)	(107)	(422)

Other comprehensive income (loss), net of tax	(343)	1,015	186	833

Comprehensive income	$202	$1,334	$2,250	$1,922

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	September 30,	September 30,
	2010	2009
CASH FLOWS FROM OPERATING CASH ACTIVITIES
Net income	$2,064	$1,089
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,511	1,403
Depreciation and amortization	446	259
Investment securities amortization, net	357	324
Securities and trading asset losses (gains)	(659)	(60)
Impairment loss on held-to-maturity securities	-	500
Write down of foreclosed properties	181	42
Loss on sale of assets	6	-
Changes in:
Interest receivable	94	(633)
Other assets	165	(5,139)
Interest payable	39	456
Income taxes payable	40	(11)
Other liabilities	62	54
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,306	(1,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	(7,234)	5,049
Redemption and maturity of investments available-for-sale	36,760	44,921
Redemption and maturity of investments held-to-maturity	698	1,160
Sale of investments available-for-sale	18,416	-
Purchase of investments available-for-sale	(52,583)	(54,398)
Purchase of investments held-to-maturity	-	(11,137)
Purchase of Federal Home Loan Bank stock	-	(861)
Net (increase) decrease in loans	2,385	(132,229)
Proceeds from sale of foreclosed properties	160	9
Proceeds from sale of assets	36	-
Purchases of premises and equipment	(259)	(2,326)
NET CASH USED IN INVESTING ACTIVITIES	(1,621)	(149,812)

CASH FLOWS FROM FINANCING ACTIVITES
Net increase in deposits	20,626	125,222
Net increase (decrease) in agreements to repurchase securities	(362)	7,042
Net increase (decrease) in Federal Home Loan Bank loans	(15,636)	7,521
Net decrease in federal funds purchased	-	(518)
Increase in trust preferred securities	-	4,000
Fair market value of stock issued in business combination	-	9,515
Cash dividends paid	(863)	(634)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,765	152,148
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,450	620
CASH AND DUE FROM BANKS, BEGINNING	17,943	7,534
CASH AND DUE FROM BANKS, ENDING	$26,393	$8,154

(Continued)
See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 (Unaudited)
(Dollars in Thousands)

	September 30,	September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$6,078	$5,372

Cash paid for income taxes	$1,118	$647

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans transferred to foreclosed real estate	$330	$1,530

Net change in unrealized holding gain (loss) on investments available-for-sale	$255	$1,217

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  All significant inter-company balances have been eliminated in consolidation.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at September 30, 2010 (unaudited) and December 31, 2009 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010 (unaudited):
Held-to-maturity:
State and political	$14,060	$508	$6	$14,562
Corporate securities	1,377	151	-	1,528
	15,437	659	6	16,090
Available-for-sale:
Mortgage-backed securities	13,800	242	57	13,985
U.S. agency	31,683	384	4	32,063
State and political	17,955	301	33	18,223
	63,438	927	94	64,271

	$78,875	$1,586	$100	$80,361

December 31, 2009:
Held-to-maturity:
State and political	$14,778	$198	$103	$14,873
Corporate securities	1,356	141	-	1,497
	16,134	339	103	16,370
Available-for-sale:
Mortgage-backed securities	15,536	491	21	16,006
U.S. agency	39,284	378	263	39,399
State and political	10,306	76	83	10,299
Corporate securities	97	-	-	97
	65,223	945	367	65,801

	$81,357	$1,284	$470	$82,171

The amortized cost and estimated fair value of securities at September 30, 2010 (unaudited) and December 31, 2009, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

September 30, 2010 (unaudited):
One year or less	$1,426	$1,442	$2,694	$2,716
After one year through five years	2,381	2,389	7,588	7,652
After five years through ten years	5,286	5,551	15,335	15,640
After ten years	6,344	6,708	37,821	38,263

	$15,437	$16,090	$63,438	$64,271

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

During the Company’s annual evaluation of security investment classifications on December 31, 2008, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity.” The securities have been transferred under SFAS No. 115 as of December 31, 2008, and the cumulative-effect adjustment of the reclassification was a decrease to other comprehensive income in the amount of $290 and a reduction to the cost basis of the transferred securities by the same amount, which is being amortized over the life of the securities transferred.  The unamortized cumulative-effect adjustment at September 30, 2010, and December 31, 2009, was $201 and $239, respectively.

Securities with a carrying value of $50,168 and $35,474 were pledged at September 30, 2010 (unaudited) and December 31, 2009, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at September 30, 2010 (unaudited) and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
September 30, 2010 (unaudited):
Held-to-maturity
State and political	$6	$478	$-	$-
Available-for-sale
Mortgage-backed securities	57	6,264	-	-
U.S. agencies	4	3,470	-	-
State and political	33	2,456	-	-
	$100	$12,668	$-	$-

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

During the first quarter of 2009, the Company recognized an other-than-temporary impairment charge of $500 on Silverton Bank (formerly “The Bankers Bank”) corporate bonds that were previously classified as held-to-maturity securities.  In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver.  A bridge bank was formed to facilitate liquidation of Silverton Bank.  The other-than-temporary impairment charge was recorded based on this information and management’s belief that the market prices of these bonds are unrecoverable.  At September 30, 2010 (unaudited), the Company did not have any remaining investments in Silverton Bank corporate bonds.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

	September 30,
	2010	December 31,
	(unaudited)	2009
Loans
Commercial	$111,993	$115,996
Commercial real estate	169,734	170,515
Residential real estate	56,883	55,332
Consumer	20,944	23,767
	359,554	365,610
Less deferred loan fees	(59)	(64)
	359,495	365,546
Allowance for loan losses
Balances, beginning of year	4,785	3,227
Provision for losses	3,511	3,025
Recoveries on loans	70	39
Loans charged off	(3,406)	(1,506)
	4,960	4,785

	$354,535	$360,761

The scheduled maturities of loans are as follows:

	September 30,
	2010	December 31,
	(unaudited)	2009

Three months or less	$64,911	$47,917
Over three months through twelve months	58,574	71,552
Over one year through three years	74,912	66,515
Over three years through five years	91,523	114,662
Over five years through fifteen years	58,542	55,351
Over fifteen years	11,092	9,613

	$359,554	$365,610

Loans classified as nonaccrual totaled $3,938 and $1,887 as of September 30, 2010 (unaudited) and December 31, 2009, respectively.  At September 30, 2010 (unaudited) there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  Total loans past-due ninety days or more and still accruing at September 30, 2010 (unaudited) and December 31, 2009 totaled $2,085 and $549, respectively.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The average recorded investment in impaired loans at September 30, 2010 (unaudited) and December 31, 2009 was $4,546 and $1,376, respectively.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.  The following is a summary of loans considered impaired:

	September 30,
	2010	December 31,
	(unaudited)	2009
Gross impaired loans	$6,023	$2,436
Less valuation allowance for impaired loans	2,264	515
Recorded investment in impaired loans	$3,759	$1,921

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned for September 30, 2010 (unaudited) and December 31, 2009 is as follows:

	September 30,
	2010	December 31,
	(unaudited)	2009
Balance at beginning of year	$2,269	$1,491
Properties acquired	330	1,531
Subsequent write-downs	(182)	(753)
Gross proceeds from sales	(160)	-
Gains (losses) recorded	-	-

	$2,257	$2,269

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $131,601 at September 30, 2010 (unaudited) and $154,697 at December 31, 2009.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES (continued)

The Bank had advances from the FHLB totaling $24,254 at September 30, 2010 (unaudited) and $39,890 at December 31, 2009.  The advances are secured by residential and commercial real estate loans and pledged securities.  They have various scheduled maturity dates beginning with December 13, 2010 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 1.88% to 4.57%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount
2010	$3,033
2011	5,000
2012	5,000
2013	-
2014	-
Thereafter	11,221
$24,254

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

The trust-preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.87% at September 30, 2010, unaudited) and distributions were $73 for the nine months ended September 30, 2010 (unaudited) and $130 for the year ended December 31, 2009.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 6.  TRUST PREFERRED SECURITIES (continued)

At the close of business on September 25, 2009, First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”) as part of the acquisition of Guaranty Financial Services, Inc.  In June 2003, the Trust issued $4 million of Floating Rate Trust Preferred Securities.  The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 3.10% with a current rate of 3.39% at September 30, 2010 (unaudited) and distributions were $103 for the nine months ended September 30, 2010 (unaudited).  First Sentry Bancshares, Inc. now guarantees the trust preferred securities and this guarantee, when taken together with the Company’s obligations under the trust debenture, provides a full and unconditional guarantee of the Trust’s obligations under the trust preferred securities.  The trust preferred securities have a 30-year term but are redeemable, in whole or in part, by the Company on or after June 26, 2008.  First Sentry Bancshares, Inc. may cause the Trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods.  During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of September 30, 2010 (unaudited) and December 31, 2009, that the Bank meets all the capital adequacy requirements to which it is subject.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 7.  STOCKHOLDERS’ EQUITY (continued)

As of September 30, 2009, the date of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  At September 30, 2010, the Company was not subject to capital requirements.  As of September 30, 2010 (unaudited) and December 31, 2009, the Bank is categorized as well capitalized as disclosed in the following table.  The Bank’s actual and required capital amounts and ratios as of September 30, 2010 (unaudited) and December 31, 2009 are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010 (unaudited):
Total Risk-Based Capital
(to Risk-Weighted Assets)	$39,398	11.5%	$27,348	8%	$34,186	10%

Tier l Capital
(to Risk-Weighted Assets)	35,116	10.3%	13,674	4%	20,511	6%

Tier l Capital
(to Adjusted Total Assets)	35,116	7.2%	19,634	4%	24,543	5%

December 31, 2009:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$38,165	10.8%	$28,249	8%	$35,311	10%

Tier l Capital
(to Risk-Weighted Assets)	33,747	9.6%	14,124	4%	21,187	6%

Tier l Capital
(to Adjusted Total Assets)	33,747	6.9%	19,529	4%	24,411	5%

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on September 30, 2010 (unaudited) and December 31, 2009.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2010 (unaudited):
Assets:
Investment securities:
Available-for-sale	$64,271	$-	$64,271	$-

December 31, 2009:
Assets:
Investment securities:
Available-for-sale	$65,801	$-	$65,801	$-

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets and liabilities carried at fair value for the nine months ended September 30, 2010, and the year ended December 31, 2009:

Reported in Consolidated Balance	September 30,
Sheets at / Reported in Consolidated	2010	December 31,
Statements of Income at:	(unaudited)	2009
Assets / Non-Interest Income:
Investments available-for-sale / Securities gains (losses)	$-	$-
Trading assets / Gains from trading activities	-	-

	$-	$-

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

The estimated fair values of the Bank’s financial instruments at September 30, 2010 (unaudited) and December 31, 2009 do not significantly differ from their carrying amounts as reported in the balance sheet.

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

NOTE 11.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 15, 2010, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since September 30, 2010 that required recognition or disclosure in these financial statements.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets increased $6.2 million, or 1.3%, to $494.7 million at September 30, 2010 from $488.5 million at December 31, 2009.   The increase was primarily the result of an increase in cash and cash equivalents and interest-earning deposits partially offset by a decrease in investments and loans.

Cash and cash equivalents increased $8.5 million, or 47.1%, to $26.4 million at September 30, 2010 from $17.9 million at December 31, 2009, due to funds received from temporary government deposits.  This short-term excess cash was then deposited into an account with our correspondent bank where the account’s total balance is fully FDIC insured due to the correspondent bank’s participation in the FDIC’s Temporary Liquidity Guarantee Program.

Interest-earning deposits increased $7.2 million, or 124.0%, to $13.1 million at September 30, 2010 from $5.8 million at December 31, 2009, as excess cash was invested in short-term certificates of deposit. The increase in interest-earning deposits reflected management’s decision to invest excess liquidity in liquid investments providing higher yields than cash and cash equivalents during a period of low loan demand.

Investments classified as available for sale decreased $1.5 million, or 2.3%, to $64.3 million at September 30, 2010, from $65.8 million at December 31, 2009.  Investments classified as held to maturity decreased $697,000, or 4.3%, to $15.4 million at September 30, 2010, as compared to $16.1 million at December 31, 2009. We purchased $52.6 million of securities during the first nine months of 2010 while $37.5 million of securities were called or matured during this period and another $18.4 million of investments were sold to take advantage of some gains in the investment portfolio. Purchases of investment securities were primarily shorter-term U.S. agency securities with maturities of up to five years or longer-term step bonds, agency mortgage-backed securities with an average life of five years or less, and to a lesser extent, medium-term municipal bonds with maturities or call dates of ten years or less.

Loans, net of allowance, decreased $6.2 million, or 1.7%, to $354.5 million at September 30, 2010, from $360.8 million at December 31, 2009.  During the first nine months of 2010, customer demand for all loan types slowed primarily as a result of the continuing weak economy.  Commercial loans decreased $4.0 million, or 3.5%, to $112.0 million at September 30, 2010, from $116.0 million at December 31, 2009, and commercial real estate loans decreased $781,000, or 0.5%, to $169.7 million at September 30, 2010, from $170.5 million at December 31, 2009.  Similarly, consumer loans decreased $2.8 million, or 11.9%, to $20.9 million at September 30, 2010, from $23.8 million at December 31, 2009.  Partially offsetting these declines was an increase in residential real estate loans of $1.6 million, or 2.8%, to $56.9 million at September 30, 2010, from $55.3 million at December 31, 2009.

Deposits increased $20.6 million, or 5.3%, to $410.1 million at September 30, 2010, from $389.5 million at December 31, 2009.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $23.0 million while certificates of deposit decreased $2.4 million during the first nine months of 2010.  The growth in our core deposits can be attributed to an increase in our brokered money market accounts coupled with a temporary increase in government deposits due to property tax receipts that have not been yet been disbursed.  The decrease in certificates of deposit can be attributed to the maturing of brokered certificates of deposit, partially offset by an increase in certificates of deposit of $100,000 or more from within our general market area.  An increase of $19.1 million in our money market deposits from the Bank’s brokered deposit program during the first nine months of 2010 was partially offset by a decrease of $3.4 million in our noninterest-bearing checking deposits during the same time period.

Securities sold under agreements to repurchase decreased $362,000, or 1.7%, to $20.4 million at September 30, 2010, from $20.7 million at December 31, 2009.  The decrease was the result of a decrease in one of our term repurchase agreement balances.

Federal Home Loan Bank borrowings decreased $15.6 million, or 39.2%, to $24.3 million at September 30, 2010, from $39.9 million at December 31, 2009.  The increase in our core deposits was used to repay short- and mid-term advances from the FHLB during the first nine months of 2010.

Stockholders’ equity increased $1.4 million, or 4.9%, to $29.5 million at September 30, 2010, from $28.1 million at December 31, 2009.  The increase was the result of an increase in retained earnings of $1.2 million, due to net income of $2.1 million for the nine months ended September 30, 2010, partially offset by the aggregate payment of $863,000 in cash dividends to stockholders during the first three quarters of 2010, and an increase in accumulated other comprehensive income of $186,000, reflecting market value fluctuations in available-for-sale investments, net of tax, for the first nine months of 2010.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$363,626	$5,071	5.58%	$248,669	$3,723	5.99%
Investment securities (2)	87,329	723	3.31	75,170	771	4.10
Interest-earning deposits and cash equivalents	11,537	40	1.39	15,638	125	3.20
Federal Home Loan Bank stock	3,038	-	-	2,273	-	-
Total interest-earning assets	465,530	5,834	5.01	341,750	4,619	5.41
Non-interest-earning assets	29,498			13,169
Total assets	$495,028			$354,919

Interest-bearing liabilities:
Savings accounts	$19,860	9	0.18	$14,929	7	0.19
Certificates of deposit	221,770	1,264	2.28	161,099	1,427	3.54
Money market	63,299	74	0.47	28,459	37	0.52
NOW	49,534	48	0.39	39,558	32	0.32
Total interest-bearing deposits	354,463	1,395	1.57	244,045	1,503	2.46
Federal Home Loan Bank advances	29,082	186	2.56	36,961	303	3.28
Securities sold under agreements to repurchase	19,154	99	2.07	11,017	96	3.49
Trust preferred securities	9,000	59	2.62	5,261	28	2.13
Total interest-bearing liabilities	411,699	1,739	1.69	297,284	1,930	2.60
Non-interest-bearing checking	52,251			36,755
Other non-interest-bearing liabilities	1,070			1,478
Total liabilities	465,020			335,517
Stockholders’ equity	30,008			19,402
Total liabilities and stockholders’ equity	$495,028			$354,919

Net interest income		$4,095			$2,689
Net interest rate spread (3)			3.32%			2.81%
Net interest-earning assets (4)	$53,831			$44,466
Net interest margin (5)			3.52%			3.15%
Average interest-earning assets to interest-bearing liabilities	113.08%			114.96%

(1)	Average yields and rates for the three months ended September 30, 2010 and 2009 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.95% and 5.13% for the three months ended September 30, 2010 and 2009, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$364,049	$15,314	5.61%	$236,059	$10,565	5.97%
Investment securities (2)	83,732	2,320	3.69	79,055	2,459	4.15
Interest-earning deposits and cash equivalents	11,589	92	1.06	16,307	424	3.47
Federal Home Loan Bank stock	3,038	-	-	2,216	-	-
Total interest-earning assets	462,408	17,726	5.11	333,637	13,448	5.37
Non-interest-earning assets	27,044			11,671
Total assets	$489,452			$345,308

Interest-bearing liabilities:
Savings accounts	$19,578	28	0.19	$12,692	19	0.20
Certificates of deposit	224,522	4,092	2.43	154,475	4,326	3.73
Money market	55,144	188	0.45	31,305	123	0.52
NOW	49,122	126	0.34	37,370	85	0.30
Total interest-bearing deposits	348,366	4,434	1.70	235,842	4,553	2.57
Federal Home Loan Bank advances	30,244	560	2.47	35,463	858	3.23
Securities sold under agreements to repurchase	18,827	300	2.12	12,282	311	3.38
Trust preferred securities	9,000	176	2.61	5,088	106	2.78
Total interest-bearing liabilities	406,437	5,470	1.79	288,675	5,828	2.69
Non-interest-bearing checking	52,234			36,223
Other non-interest-bearing liabilities	1,271			1,074
Total liabilities	459,942			325,972
Stockholders’ equity	29,510			19,336
Total liabilities and stockholders’ equity	$489,452			$345,308

Net interest income		$12,256			$7,620
Net interest rate spread (3)			3.32%			2.68%
Net interest-earning assets (4)	$55,971			$44,962
Net interest margin (5)			3.53%			3.05%
Average interest-earning assets to interest-bearing liabilities	113.77%			115.58%

(1)	Average yields and rates for the nine months ended September 30, 2010 and 2009 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 4.32% and 5.09% for the nine months ended September 30, 2010 and 2009, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General.  Net income increased $226,000, or 70.8%, to $545,000 for the three months ended September 30, 2010, from $319,000 for the three months ended September 30, 2009.  The increase in net income reflected an increase in net interest income due to the growth in our interest-earning assets as a result of the merger with Guaranty Financial Services, Inc. (Guaranty Bank) on September 25, 2009, and a gain from the sale of investments, partially offset by an increase in our provision for loan losses due to continuing uncertain economic conditions and an increase in other expenses as a result of adding additional branches and staff due to the merger.

Interest Income.  Interest income increased $1.2 million, or 26.3%, to $5.8 million for the three months ended September 30, 2010, from $4.6 million for the three months ended September 30, 2009.  The increase resulted from an increase in the average balance of interest-earning assets of $123.8 million, or 36.2%, to $465.5 million for the three months ended September 30, 2010, from $341.8 million for the three months ended September 30, 2009, slightly offset by a decline in the average yield on interest-earning assets of 40 basis points to 5.01% for the three months ended September 30, 2010, from 5.41% for the three months ended September 30, 2009.  The increase in the average balance of our interest-earning assets was primarily due to the merger with Guaranty Bank.  The decline in our average yield on interest-earning assets during the three months ended September 30, 2010, as compared to the prior year period was due to the low level of market interest rates as a result of the Federal Reserve Board’s actions to maintain the federal funds rate near zero since December, 2008.

Interest income on loans increased $1.3 million, or 36.2%, to $5.1 million for the three months ended September 30, 2010, from $3.7 million for the three months ended September 30, 2009.  The increase resulted primarily from the increase in the average balance of loans, which increased $115.0 million, or 46.2%, to $363.6 million for the three months ended September 30, 2010, from $248.7 million for the three months ended September 30, 2009, reflecting our merger with Guaranty Bank.  The average yield on our loan portfolio decreased 41 basis points, to 5.58% for the three months ended September 30, 2010, from 5.99% for the three months ended September 30, 2009, primarily as a result of the low market interest rates.

Interest income on investment securities decreased $48,000, or 6.2%, to $723,000 for the three months ended September 30, 2010, from $771,000 for the three months ended September 30, 2009.  The decrease resulted from a decrease in the average yield on our securities portfolio partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 79 basis points, to 3.31% for the three months ended September 30, 2010, from 4.10% for the three months ended September 30, 2009, reflecting a continuing decline in market interest rates.  The average balance of our securities portfolio increased $12.2 million, or 16.2%, to $87.3 million for the three months ended September 30, 2010, from $75.2 million for the three months ended September 30, 2009, due primarily to additional funding generated by the increase in the Bank’s core deposits.

Interest income on interest-earning deposits and cash equivalents decreased $85,000, or 68.0%, to $40,000 for the three months ended September 30, 2010, from $125,000 for the three months ended September 30, 2009.  The decrease resulted from a combination of a decrease in the average balance in interest-earning deposits and cash equivalents coupled with a decrease in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $4.1 million, or 26.2%, to $11.5 million for the three months ended September 30, 2010, from $15.6 million for the three months ended September 30, 2009, due primarily to the maturing of short-term interest-earning deposits that came from temporary local government deposits.  The average yield on our interest-earning deposits and cash equivalents decreased 181 basis points, to 1.39% for the three months ended September 30, 2010, from 3.20% for the three months ended September 30, 2009, primarily as a result of the maturing of one-year term, interest-earning deposits that were partially reinvested in one- and two-year term interest-earning deposits and overnight cash equivalents at lower current market rates.

Interest Expense.  Interest expense decreased by $191,000 or 9.9%, to $1.7 million for the three months ended September 30, 2010, from $1.9 million for the prior year period.  The decrease resulted primarily from a decrease in the average rate we paid on most of our interest-bearing liabilities between the three months ended September 30, 2010 and 2009, even as the average balance of our interest-bearing liabilities increased between those two periods due to the merger with Guaranty Bank.  The average rate we paid on interest-bearing liabilities decreased 91 basis points to 1.69% for the three months ended September 30, 2010, from 2.60% for the three months ended September 30, 2009, while the average balance of interest-bearing liabilities increased $114.4 million, or 38.5%, to $411.7 million for the three months ended September 30, 2010, from $297.3 million for the three months ended September 30, 2009.

Interest expense on certificates of deposit decreased by $163,000 between the three months ended September 30, 2010 and 2009.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 126 basis points to 2.28% for the three months ended September 30, 2010, from 3.54% for the three months ended September 30, 2009, reflecting lower market rates.  Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $60.7 million, or 37.7%, to $221.8 million for the three months ended September 30, 2010, from $161.1 million for the three months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $55,000 to $131,000 for the three months ended September 30, 2010, from $76,000 for the prior year period.  This increase was primarily the result of an increase in the average balance of core deposits, which increased $49.7 million, or 60.0%, to $132.7 million for the three months ended September 30, 2010, from $82.9 million for the three months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.

Interest expense on FHLB advances decreased by $117,000 to $186,000 for the three months ended September 30, 2010, from $303,000 for the prior year period, from a combination of a decrease in the average balance of FHLB advances and a decrease in the average interest rate paid.  The average balance of FHLB advances decreased $7.9 million, or 21.3%, to $29.1 million for the three months ended September 30, 2010, from $37.0 million for the three months ended September 30, 2009, as a result of the increase in core deposits that were used to repay short- and medium-term FHLB advances.  The average interest rate we paid on FHLB advances decreased 72 basis points to 2.56% for the three months ended September 30, 2010, from 3.28% for the three months ended September 30, 2009.  Interest expense on securities sold under agreements to repurchase increased by $3,000 to $99,000 for the three months ended September 30, 2010, from $96,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 142 basis points to 2.07% for the three months ended September 30, 2010, from 3.49% for the three months ended September 30, 2009, while the average balance of securities sold under agreements to repurchase increased $8.1 million, or 73.9%, to $19.2 million for the three months ended September 30, 2010, from $11.0 million for the three months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on trust preferred securities increased by $31,000 during the three months ended September 30, 2010, as compared to the prior year period because $4.0 million of trust preferred securities were assumed by First Sentry Bancshares, Inc. as a result of the merger with Guaranty Bank.  There was also a 49 basis points increase in the average rate paid on trust preferred securities for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily the result of a higher rate paid on the $4.0 million trust preferred securities assumed as a result of the merger with Guaranty Bank.

Net Interest Income.  Net interest income increased by $1.4 million, or 52.3%, to $4.1 million for the three months ended September 30, 2010, from $2.7 million for the three months ended September 30, 2009.  Our net interest rate spread increased 51 basis points to 3.32% for the three months ended September 30, 2010, from 2.81% for the three months ended September 30, 2009, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest-earning assets. Our net interest margin increased 37 basis points to 3.52% for the three months ended September 30, 2010, from 3.15% for the three months ended September 30, 2009.  Primarily as a result of our merger with Guaranty Bank, our average net interest-earning assets increased $9.4 million, or 21.1%, to $53.8 million for the three months ended September 30, 2010, from $44.5 million for the three months ended September 30, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.8 million for the three months ended September 30, 2010, and a provision for loan losses of $861,000 for the three months ended September 30, 2009.  The increase in the provision for loan losses for the three months ended September 30, 2010, as compared to the prior year period, was based on the increase in net charge-offs for the period, the increase in non-performing loans and the continued uncertainty surrounding the economic recovery.  Net charge-offs increased to $1.6 million for the three months ended September 30, 2010, from $876,000 for the three months ended September 30, 2009.  The allowance for loan losses was $5.0 million, or 1.38% of total loans receivable at September 30, 2010, compared to $3.7 million, or 1.05% of total loans receivable at September 30, 2009.  The increase in the ratio of the allowance for loan losses to total loans receivable at September 30, 2010, was the result of additional provisions for loan losses since the merger with Guaranty Bank, due in part to the fact that loans were acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, a revision of prior accounting standards, that became effective for acquisitions by the Company occurring on or after January 1, 2009.  Non-performing loans increased $4.2 million, or 222.4%, to $6.0 million, or 1.2% of total assets, at September 30, 2010, from $1.9 million, or 0.4% of total assets, at September 30, 2009.  Non-performing loans, as a percentage of the allowance for loan losses, was 121.4% at September 30, 2010, as compared to 49.9% at September 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Other Income.  Other income increased $752,000 to $1.1 million for the three months ended September 30, 2010, from $342,000 for the three months ended September 30, 2009.  The increase was primarily attributable to a $671,000 increase in gains from the sale of investments that were realized during the three months ended September 30, 2010, when compared to the prior year three-month period.  Management decided to take advantage of current market conditions and realized gains totaling $673,000 from the sale of investments classified as available-for-sale during the three months ended September 30, 2010.  Also contributing to the increase in other income was a $36,000 increase in overdraft fee income and a $36,000 increase in debit card interchange income for the three months ended September 30, 2010, when compared to the three months ended September 30, 2009.

Other Expenses. Other expenses increased $935,000, or 54.2%, to $2.7 million for the three months ended September 30, 2010, from $1.7 million for the three months ended September 30, 2009.  The increase was attributable to the increased business costs that resulted from the merger with Guaranty Bank, which included the costs of operating two additional branch locations and one additional drive-through facility.  Salaries and employee benefits increased $329,000 to $1.1 million for the three months ended September 30, 2010, from $724,000 for the three months ended September 30, 2009.  The increase was primarily attributable to the merger with Guaranty Bank with 79 full-time equivalent employees at September 30, 2010.  As a result of the merger that was effective September 25, 2009, full-time equivalent employees increased by 20 employees to 75 full-time equivalent employees at September 30, 2009, from 55 full-time equivalent employees immediately preceding the merger.  The increase in salaries and employee benefits also included increased benefit costs, primarily health insurance premiums.  Equipment and occupancy expense increased $149,000 for the three months ended September 30, 2010, compared to the prior year period, due to the addition of two branch locations and one drive-through facility.  Professional fees increased $95,000 to $154,000 for the three months ended September 30, 2010, from $59,000 for the prior year period.  During 2010, we anticipate paying higher professional fees than in prior years, reflecting the added costs of SEC compliance and reporting for public companies.

Income Tax Expense.  The provision for income taxes was $227,000 for the three months ended September 30, 2010, compared with $125,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 29.4% for the three months ended September 30, 2010, compared to 28.2% for the three months ended September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General.  Net income increased $975,000, or 89.5%, to $2.1 million for the nine months ended September 30, 2010, from $1.1 million for the nine months ended September 30, 2009.  The increase in net income reflected an increase in net interest income due to the growth in our assets as a result of the merger with Guaranty Bank on September 25, 2009 and a gain from the sale of investments, partially offset by an increase in our provision for loan losses due to continuing uncertain economic conditions and an increase in other expenses as a result of adding additional branches and staff due to the merger.

Interest Income.  Interest income increased $4.3 million, or 31.8%, to $17.7 million for the nine months ended September 30, 2010, from $13.4 million for the nine months ended September 30, 2009.  The increase resulted from an increase in the average balance of interest-earning assets of $128.8 million, or 38.6%, to $462.4 million for the nine months ended September 30, 2010, from $333.6 million for the nine months ended September 30, 2009, slightly offset by a decline in the average yield on interest-earning assets of 26 basis points to 5.11% for the nine months ended September 30, 2010, from 5.37% for the nine months ended September 30, 2009.  The increase in the average balance of our interest-earning assets was primarily due to the merger with Guaranty Bank.  The decline in our average yield on interest-earning assets during the nine months ended September 30, 2010, as compared to the prior year period was due to the low level of market interest rates as a result of the Federal Reserve Board’s actions to maintain the federal funds rate near zero since December, 2008.

Interest income on loans increased $4.7 million, or 45.0%, to $15.3 million for the nine months ended September 30, 2010, from $10.6 million for the nine months ended September 30, 2009.  The increase resulted primarily from the increase in the average balance of loans, which increased $128.0 million, or 54.2%, to $364.0 million for the nine months ended September 30, 2010, from $236.1 million for the nine months ended September 30, 2009, reflecting our merger with Guaranty Bank.  The average yield on our loan portfolio decreased 36 basis points, to 5.61% for the nine months ended September 30, 2010, from 5.97% for the nine months ended September 30, 2009, primarily as a result of the low market interest rates.

Interest income on investment securities decreased $139,000, or 5.7%, to $2.3 million for the nine months ended September 30, 2010, from $2.5 million for the nine months ended September 30, 2009.  The decrease resulted from a decrease in the average yield on our securities portfolio, which decreased by 46 basis points, to 3.69% for the nine months ended September 30, 2010, from 4.15% for the nine months ended September 30, 2009.  Partially offsetting the decrease in the average yield was an increase in the average balance of investment securities, which increased $4.7 million, or 5.9%, to $83.7 million for the nine months ended September 30, 2010, form $79.1 million for the nine months ended September 30, 2009, as some excess funds from interest-earning deposits and cash equivalents were used to purchase investment securities.

Interest income on interest-earning deposits and cash equivalents decreased $332,000, or 78.3%, to $92,000 for the nine months ended September 30, 2010, from $424,000 for the nine months ended September 30, 2009.  The decrease resulted from a combination of a decrease in the average balance in interest-earning deposits and cash equivalents coupled with a decrease in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $4.7 million, or 28.9%, to $11.6 million for the nine months ended September 30, 2010, from $16.3 million for the nine months ended September 30, 2009, due primarily to the maturing of interest-earning deposits that were used to purchase additional investment securities.  The average yield on our interest-earning deposits and cash equivalents decreased 241 basis points, to 1.06% for the nine months ended September 30, 2010, from 3.47% for the nine months ended September 30, 2009, primarily as a result of the maturing of one-year term, interest-earning deposits that were partially reinvested in one- and two-year term interest-earning deposits and overnight cash equivalents at current lower market rates.

Interest Expense.  Interest expense decreased by $358,000, or 6.1%, to $5.5 million for the nine months ended September 30, 2010, from $5.8 million for the prior year period.  The decrease resulted primarily from a decrease in the average rate we paid on all our interest-bearing liabilities between the nine months ended September 30, 2010 and 2009, even as the average balance of our interest-bearing liabilities increased between those two periods due to the merger with Guaranty Bank.  The average rate we paid on interest-bearing liabilities decreased 90 basis points to 1.79% for the nine months ended September 30, 2010, from 2.69% for the nine months ended September 30, 2009, while the average balance of interest-bearing liabilities increased $117.8 million, or 40.8%, to $406.4 million for the nine months ended September 30, 2010, from $288.7 million for the nine months ended September 30, 2009.

Interest expense on certificates of deposit decreased by $234,000 between the nine months ended September 30, 2010 and 2009.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 130 basis points to 2.43% for the nine months ended September 30, 2010, from 3.73% for the nine months ended September 30, 2009, reflecting lower market rates.  Partially offsetting the decline in the average rate paid was an increase in the average balance of certificates of deposit, which increased $70.0 million, or 45.3%, to $224.5 million for the nine months ended September 30, 2010, from $154.5 million for the nine months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $115,000 to $342,000 for the nine months ended September 30, 2010, from $227,000 for the prior year period.  This increase was primarily the result of an increase in the average balance of core deposits, which increased $42.5 million, or 52.2%, to $123.8 million for the nine months ended September 30, 2010, from $81.4 million for the nine months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.

Interest expense on FHLB advances decreased by $298,000 to $560,000 for the nine months ended September 30, 2010, from $858,000 for the prior year period, from a combination of a decrease in the average balance of FHLB advances and a decrease in the average interest rate paid.  The average balance of FHLB advances decreased $5.2 million, or 14.7%, to $30.2 million for the nine months ended September 30, 2010, from $35.5 million for the nine months ended September 30, 2009, as a result of the increase in core deposits that were used to repay short-term FHLB advances.  The average interest rate we paid on FHLB advances decreased 76 basis points to 2.47% for the nine months ended September 30, 2010, from 3.23% for the nine months ended September 30, 2009.  Interest expense on securities sold under agreements to repurchase decreased by $11,000 to $300,000 for the nine months ended September 30, 2010, from $311,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 126 basis points to 2.12% for the nine months ended September 30, 2010, from 3.38% for the nine months ended September 30, 2009, while the average balance of securities sold under agreements to repurchase increased $6.5 million, or 53.3%, to $18.8 million for the nine months ended September 30, 2010, from $12.3 million for the nine months ended September 30, 2009, primarily as a result of the merger with Guaranty Bank.  Interest expense on trust preferred securities increased by $70,000 during the nine months ended September 30, 2010, as compared to the prior year period because $4.0 million of trust preferred securities were assumed by First Sentry Bancshares, Inc. as a result of the merger with Guaranty Bank, which offset a 17 basis points decrease in the average rate paid on trust preferred securities for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

Net Interest Income.  Net interest income increased by $4.6 million, or 60.8%, to $12.3 million for the nine months ended September 30, 2010, from $7.6 million for the nine months ended September 30, 2009.  Our net interest rate spread increased 64 basis points to 3.32% for the nine months ended September 30, 2010, from 2.68% for the nine months ended September 30, 2009, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest-earning assets.  Our net interest margin increased 48 basis points to 3.53% for the nine months ended September 30, 2010, from 3.05% for the nine months ended September 30, 2009.  Primarily as a result of our merger with Guaranty Bank, our average net interest-earning assets increased $11.0 million, or 24.5%, to $56.0 million for the nine months ended September 30, 2010, from $45.0 million for the nine months ended September 30, 2009.

Provision for Loan Losses.  We recorded a provision for loan losses of $3.5 million for the nine months ended September 30, 2010, and a provision for loan losses of $1.4 million for the nine months ended September 30, 2009.  The increase in the provision for loan losses for the nine months ended September 30, 2010, as compared to the prior year period, was based on the increase in net charge-offs for the period, the increase in non-performing loans and the continued uncertainty surrounding the economic recovery.  Net charge-offs increased to $3.3 million for the nine months ended September 30, 2010, from $890,000 for the nine months ended September 30, 2009.  The allowance for loan losses was $5.0 million, or 1.38% of total loans receivable at September 30, 2010, compared to $3.7 million, or 1.05% of total loans receivable at September 30, 2009.  The increase in the ratio of the allowance for loan losses to total loans receivable at September 30, 2010, was the result of additional provisions for loan losses since the merger with Guaranty Bank, due in part to the fact that loans were acquired from Guaranty Bank at fair market value without carrying over the allowance for loan losses from Guaranty Bank, as required by FASB Statement No. 141(R), Business Combinations, a revision of prior accounting standards, that became effective for acquisitions by the Company occurring on or after January 1, 2009.  Non-performing loans increased $4.2 million, or 222.4%, to $6.0 million, or 1.2% of total assets, at September 30, 2010, from $1.9 million, or 0.4% of total assets, at September 30, 2009.  Non-performing loans, as a percentage of the allowance for loan losses, was 121.4% at September 30, 2010, as compared to 49.9% at September 30, 2009.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2010 and 2009.

Other Income. Other income increased $1.4 million to $1.8 million for the nine months ended September 30, 2010, from $435,000 for the nine months ended September 30, 2009.  The increase was primarily attributable to two factors.  First, $659,000 of investment gains on available-for-sale securities were realized during the nine months ended September 30, 2010, and second, $500,000 of impairment losses on held-to-maturity securities occurred during the nine months ended September 30, 2009.  Also contributing to the increase in other income was a $230,000 increase in overdraft fee income and a $109,000 increase in debit card interchange income for the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009.

Other Expenses. Other expenses increased $2.5 million, or 48.0%, to $7.6 million for the nine months ended September 30, 2010, from $5.1 million for the nine months ended September 30, 2009.  The increase was attributable to the increased business costs that resulted from the merger with Guaranty Bank, which included the costs of operating two additional branch locations and one additional drive-through facility.  Salaries and employee benefits increased $1.1 million to $3.2 million for the nine months ended September 30, 2010, from $2.1 million for the nine months ended September 30, 2009.  The increase was primarily attributable to the merger with Guaranty Bank with 79 full-time equivalent employees at September 30, 2010.  As a result of the merger that was effective September 25, 2009, full-time equivalent employees increased by 20 employees to 75 full-time equivalent employees at September 30, 2009, from 55 full-time equivalent employees immediately preceding the merger.  The increase in salaries and employee benefits also included increased benefit costs, primarily health insurance premiums.  Equipment and occupancy expense increased $419,000 for the nine months ended September 30, 2010, compared to the prior year period, due to the addition of two branch locations and one drive-through facility.  Professional fees increased $266,000 to $419,000 for the nine months ended September 30, 2010, from $153,000 for the prior year period.  During 2010, we anticipate paying higher professional fees than in prior years, reflecting the added costs of SEC compliance and reporting for public companies.

Income Tax Expense.  The provision for income taxes was $953,000 for the nine months ended September 30, 2010, compared with $457,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 31.6% for the nine months ended September 30, 2010, compared to 29.6% for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At September 30, 2010, this ratio was 19.43% with a contingent liquidity ratio of 36.12%.  Contingent sources of liquidity include $89.4 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $19.0 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2010.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period.  At September 30, 2010, cash and cash equivalents totaled $26.4 million.  At September 30, 2010, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $64.3 million at September 30, 2010, and we had $24.3 million in outstanding borrowings at September 30, 2010.  We had $89.4 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of September 30, 2010.

At September 30, 2010, we had $5.8 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $47.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2010 totaled $138.5 million, or 33.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2011.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2010, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

ITEM 4T.       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2010.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SENTRY BANCSHARES, INC.
(Registrant)

Date: November 15, 2010	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer

Date: November 15, 2010	/s/ Richard D. Hardy
Richard D. Hardy
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Geoffrey S. Sheils, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Geoffrey S. Sheils, President and Chief Executive Officer, and Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.