Form 10-K
period 2010-12-31
First Sentry Bancshares, Inc.
filed 2011-03-25
CIK 1451432

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-53790

First Sentry Bancshares, Inc.
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	03-0398338 (IRS Employer Identification No.)

823 Eighth Street, Huntington, West Virginia (Address of Principal Executive Offices)	25701 (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO ☒

    As of March 25, 2011, there were issued and outstanding 1,437,651 shares of the Registrant’s Common Stock.

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2010 was $26.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

First Sentry Bancshares, Inc.
Annual Report on Form 10-K
For The Year Ended
December 31, 2010

PART I

ITEM 1.	Business

Forward Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions.  These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to manage the risk in our loan portfolio;

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets on a profitable basis;

•	the expected growth opportunities and cost savings from our recent merger may not be fully realized or may take longer to realize than expected;

•	our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	general economic conditions, either nationally or in our market area;

•	adverse changes in the securities and national and local real estate markets (including real estate values);

•	legislative or regulatory changes that adversely affect our business, including regulatory changes imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act and related regulations;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	the effect of a weak economy on our lending portfolio;

•	the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

First Sentry Bancshares, Inc. and First Sentry Bank

In 2002, First Sentry Bancshares, Inc. (the “Company”) became the bank holding company of First Sentry Bank (the “Bank”).  On September 25, 2009, we completed our merger with Guaranty Financial Services, Inc. and became an SEC reporting company. We do not have any business activities other than our ownership of First Sentry Bank common stock and our two business trusts relating to trust preferred securities.  As the holding company of First Sentry Bank, we are authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies.  Our executive office is located at 823 Eighth Street, Huntington, West Virginia.  Our telephone number is (304) 522-6400.  At December 31, 2010, we had $490.7 million in consolidated assets, $398.7 million in deposits and $29.0 million in consolidated stockholders’ equity.  We are subject to extensive regulation by the Board of Governors of the Federal Reserve System.

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

Market Area

Our primary market area is Cabell County, West Virginia, and since the Guaranty Financial Services, Inc. merger in 2009, we now operate a full service branch in Lincoln County, West Virginia.  Our market area has experienced and is projected to continue to experience declining demographic trends.  According to the 2009 U.S. Census Bureau estimates, Cabell County is the 3rd most populous county in the state of West Virginia and Lincoln County is the 32nd most populous county.  The top three business segments in Cabell County are health care, railroad, and manufacturing while the top three business segments in Lincoln County are natural resource extraction, education, and retail.

2009 U.S. Census Bureau data estimates a total population in Cabell County of 95,214 and a total population in Lincoln County of 22,147, with little to no growth projected for 2010 in either county.  The 2009 median household income for Cabell County and Lincoln County was $33,062 and $29,291, respectively.  The 2009 median household income for the State of West Virginia was $37,356.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in Cabell and Lincoln Counties, West Virginia. As of June 30, 2010 (the latest date for which information is publicly available), we ranked first in deposit market share, with a 18.8% market share in the Cabell County market area and ranked fifth in deposit market share, with a 7.8% market share in the Lincoln County market area.

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

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans:
Commercial real estate	$173,898	48.71%	$170,515	46.64%	$107,458	47.93%	$98,583	47.55%	$95,568	47.75%
Commercial	107,388	30.08	115,996	31.73	68,116	30.38	64,103	30.92	59,381	29.67
Residential real estate	55,406	15.52	55,332	15.13	35,543	15.85	31,341	15.12	31,930	15.95
Consumer	20,308	5.69	23,767	6.50	13,091	5.84	13,297	6.41	13,260	6.63
Total loans	357,000	100.00%	365,610	100.00%	224,208	100.00%	207,324	100.00%	200,139	100.00%

Other items:
Unearned fees and discounts, net	(94)		(64)		(36)		(34)		(36)
Undisbursed loan funds	—		—		—		—		—
Allowance for loan losses	(5,005)		(4,785)		(3,227)		(2,852)		(2,659)

Total loans, net	$351,901		$360,761		$220,945		$204,438		$197,444

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2010.  Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial real estate		Commercial		Residential real estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2011	$47,651	5.35%	$46,631	4.64%	$9,980	6.04%	$3,447	5.41%	$107,709	5.12%
2012 to 2013	44,331	6.24	18,673	5.26	9,599	5.94	5,058	7.65	77,661	6.06
2014 to 2015	60,268	5.68	15,205	5.46	15,935	5.41	5,275	7.17	96,683	5.68
2016 to 2020	7,798	5.27	11,573	4.84	15,976	4.71	5,959	7.59	41,306	5.27
2021 and beyond	13,850	5.80	15,306	4.05	3,916	6.25	569	7.51	33,641	5.09

Total	$173,898	5.72%	$107,388	4.80%	$55,406	5.47%	$20,308	7.12%	$357,000	5.49%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2010 that are contractually due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Adjustable	Total
	(In thousands)
Loans:
Commercial real estate	$79,467	$46,780	$126,247
Commercial	18,977	41,780	60,757
Residential real estate	32,349	13,077	45,426
Consumer	15,801	1,060	16,861

Total loans	$146,594	$102,697	$249,291

Commercial Real Estate Loans.  Commercial real estate loans totaled $173.9 million, or 48.7% of our loan portfolio as of December 31, 2010.  Our commercial real estate loans are generally owner occupied secured by such collateral as apartment buildings, office buildings and shopping centers.  We occasionally enter into commercial real estate loan participations and Small Business Administration guaranteed loans.  At December 31, 2010, our commercial real estate loan portfolio consisted of 741 loans outstanding, with an average loan balance of approximately $235,000.  Our largest commercial real estate loan had a principal balance of $4.0 million at December 31, 2010, and was secured by townhomes.  This loan was performing in accordance with its terms at December 31, 2010.  Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans typically amortize over 15- to 20-year payout schedules, with interest rates that are fixed or adjustable for up to five years and contain a balloon payment feature at the end of the term.  Our fixed rate commercial real estate loans are typically based on a margin over the five-year treasury securities interest rate while our adjustable rate commercial real estate loans float with the prime rate as reported in The Wall Street Journal.  We will also offer one year renewable adjustable rate lines of credit secured by commercial real estate that float with the prime rate. At December 31, 2010, we had $18.5 million in lines of credit secured by commercial real estate. On occasion, we make development loans for the construction of apartment buildings. At December 31, 2010, we had one such loan outstanding with a principal balance of $439,000.

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

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area.  The terms of these loans generally range from less than one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates that are subject to change periodically and are indexed to the prime rate as reported in The Wall Street Journal.  At December 31, 2010, we had 933 commercial loans outstanding, with an aggregate balance of $107.4 million, or 30.1% of the total loan portfolio.  As of December 31, 2010, the average commercial loan balance was approximately $115,000.  At December 31, 2010, our largest commercial loan had a principal balance of $2.5 million and was secured by inventory, accounts receivable and equipment.  At December 31, 2010, this loan was performing in accordance with its terms.

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

One- to Four-Family Residential Mortgage Loans.  At December 31, 2010, $55.4 million, or 15.5% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, including home equity loans. We currently only originate short term fixed rate one- to four-family residential mortgage loans, although we have offered adjustable rate one- to four-family residential mortgage loans in the past. We offer conforming and non-conforming, fixed-rate residential mortgage loans that amortize up to a 30-year payout schedule, with maturities of up to 5 years that contain a balloon payment feature at the end of the term.  For customers who are interested in longer term loans, such as traditional fixed rate 30-year one- to four-family residential mortgage loans, we function as a conduit by acting as a mortgage broker with other financial institutions and receive a fee from the other financial institutions for this service.  We also offer home equity loans with a 10-year term that generally float with the prime rate as reported in The Wall Street Journal. At December 31, 2010, we had $14.2 million in home equity loans.

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

We will originate one- to four-family residential loans with loan-to-value ratios up to and including a loan-to-value ratio of 89%.  As of December 31, 2010, we had $3.2 million of loans in our loan portfolio with loan-to-value ratios in excess of 90%. We do not offer “interest only” mortgage loans on one- to four-family residential properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan.  We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories, typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity, as evidenced by low credit scores or high debt-burden ratios).

Consumer Loans.  To date, our consumer lending has been relatively modest.  We will originate a variety of consumer and other loans, including automobiles, loans secured by deposits and other personal unsecured loans. We do not originate indirect automobile loans. As of December 31, 2010, consumer loans totaled $20.3 million, or 5.7% of the total loan portfolio.

Most of our consumer loans consist of secured and unsecured installment loans, including automobile loans and loans secured by certificates of deposit. Unsecured installment loans generally have shorter terms than secured consumer loans and generally have higher interest rates than rates charged on secured installment loans with comparable terms.

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

Loan Originations, Purchases, Sales, Participations and Servicing.  Lending activities are conducted primarily by our loan personnel operating at our main office and our branch office locations.  All loans that we originate are underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac, to the extent applicable.  We originate both adjustable-rate and fixed-rate loans.  Our ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by current market interest rates as well as anticipated future market interest rates and local economic conditions.  In the event that local economic conditions deteriorate or interest rates begin to rise from their relatively low levels, loan demand may decrease and consequently our loan origination and sales activity may be adversely affected.  A significant portion of our commercial real estate, residential real estate and commercial loans are generated by referrals from brokers, current customers, professional contacts and through a general marketing campaign. We also advertise throughout our market area.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent unless the loan is considered well-secured and in the process of collection.  Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received.  The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. Loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Our Senior Loan Officer reports monitored loans, including all loans rated Special Mention, Substandard, Doubtful or Loss, to the Executive Loan Committee and the Board of Directors on a monthly basis.  At December 31, 2010, we had $2.7 million in non-accruing loans.  Our largest exposure of non-performing loans consisted of one commercial loan secured by a patent and guaranteed by the owner which had a principal balance of $1.2 million.  We believe that we have adequate reserves on these loans and that based on our internal evaluation of the value of the collateral securing the loans, we do not anticipate further losses on these loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.  At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual loans:
Loans:
Commercial real estate	$1,500	$1,783	$911	$883	$2,159
Commercial	1,190	—	14	—	6
Residential real estate	1	5	155	12	—
Consumer	4	99	9	15	1

Total non-accrual loans	2,695	1,887	1,089	910	2,166

Loans delinquent 90 days or greater and still accruing:
Loans:
Commercial real estate	1,059	—	—	57	382
Commercial	136	—	14	—	35
Residential real estate	401	523	—	302	173
Consumer	164	26	8	29	74
Total loans delinquent 90 days or greater and still accruing	1,760	549	22	388	664

Total non-performing loans	4,455	2,436	1,111	1,298	2,830

Other real estate owned:
Loans:
Commercial real estate	1,783	1,774	1,306	1,249	—
Commercial	—	—	—	—	—
Residential real estate	320	495	185	450	—
Consumer	—	—	—	—	—
Total real estate owned	2,103	2,269	1,491	1,699	—

Total non-performing assets	$6,558	$4,705	$2,602	$2,997	$2,830

Ratios:
Non-performing loans to total loans	1.25%	0.67%	0.50%	0.66%	1.41%
Non-performing assets to total assets	1.34%	0.96%	0.77%	1.11%	1.13%

For the years ended December 31, 2010 and 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $103,148 and $79,796, respectively.  Interest income recognized on such loans for the years ended December 31, 2010 and 2009 was $3,236 and $35,124, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2010
Loans:
Commercial real estate	1	$365	6	$2,559	7	$2,924
Commercial	3	47	9	1,326	12	1,373
Residential real estate	3	228	7	402	10	630
Consumer	17	126	23	168	40	294
Total loans	24	$766	45	$4,455	69	$5,221

At December 31, 2009
Loans:
Commercial real estate	1	$465	5	$1,783	6	$2,248
Commercial	—	—	—	—	—	—
Residential real estate	2	31	8	528	10	559
Consumer	12	94	21	125	33	219
Total loans	15	$590	34	$2,436	49	$3,026

At December 31, 2008
Loans:
Commercial real estate	—	$—	5	$911	5	$911
Commercial	1	196	2	28	3	224
Residential real estate	2	119	3	155	5	274
Consumer	2	23	3	17	5	40
Total loans	5	$338	13	$1,111	18	$1,449

At December 31, 2007
Loans:
Commercial real estate	1	$1	5	$940	6	$941
Commercial	2	78	—	—	2	78
Residential real estate	1	74	6	314	7	388
Consumer	4	24	6	44	10	68
Total loans	8	$177	17	$1,298	25	$1,475

At December 31, 2006
Loans:
Commercial real estate	2	$646	6	$2,540	8	$3,186
Commercial	2	526	2	41	4	567
Residential real estate	2	45	3	173	5	218
Consumer	6	31	7	76	13	107
Total loans	12	$1,248	18	$2,830	30	$4,078

Other Real Estate Owned.  Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned.  When such property is acquired it is recorded on our financial statements at the lower of cost or estimated fair market value at the date of foreclosure.  Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property.  After acquisition, holding costs and declines in estimated fair market value result in charges to operations in the period in which the decline occurs. At December 31, 2010, we had $2.1 million of real estate owned.

Classification of Assets.  Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted.  Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.  As of December 31, 2010, we had $10.0 million of assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date.  Our determination as to the classification of our assets and the amount of our loss allowances will be subject to review by our principal regulators, the Federal Deposit Insurance Corporation and the West Virginia Division of Banking, which can require that we establish additional loss allowances.  We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of our review of our assets at December 31, 2010, classified assets consisted of substandard assets of $9.4 million and no doubtful or loss assets.  As of December 31, 2010, our largest substandard asset was a $2.5 million commercial real estate loan secured by a golf course, club house and residential development.  The classified assets total includes $3.3 million of nonperforming loans at December 31, 2010.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$4,785	$3,227	$2,852	$2,659	$2,700

Charge-offs:
Loans:
Commercial real estate	199	1,036	50	161	221
Commercial	4,720	295	692	1,127	1,443
Residential real estate	24	58	48	24	—
Consumer	58	117	35	78	91
Total charge-offs	5,001	1,506	825	1,390	1,755

Recoveries:
Loans:
Commercial real estate	2	—	1	9	7
Commercial	36	33	5	5	6
Residential real estate	40	3	5	12	—
Consumer	31	3	—	14	7
Total recoveries	109	39	11	40	20

Net (charge-offs)	(4,892)	(1,467)	(814)	(1,350)	(1,735)
Provision for loan losses	5,112	3,025	1,189	1,543	1,694

Balance at end of year	$5,005	$4,785	$3,227	$2,852	$2,659

Ratios:
Net charge-offs to average loans outstanding	1.35%	0.55%	0.38%	0.67%	0.90%
Allowance for loan losses to non-performing loans at end of year	112.35%	196.43%	290.46%	219.72%	93.96%
Allowance for loan losses to total loans at end of year	1.40%	1.31%	1.44%	1.38%	1.33%

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

	At December 31,
	2010		2009		2008
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Loans:
Commercial real estate	$1,215	48.71%	$1,214	46.64%	$1,144	47.93%
Commercial	3,252	30.08	2,993	31.73	1,730	30.38
Residential real estate	331	15.52	351	15.13	225	15.85
Consumer	135	5.69	105	6.50	114	5.84
Total allocated allowance	4,933	100.00%	4,663	100.00%	3,213	100.00%
Unallocated	72		122		14
Total	$5,005		$4,785		$3,227

	At December 31,
	2007		2006
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loans:
Commercial real estate	$939	47.55%	$958	47.75%
Commercial	1,567	30.92	1,300	29.67
Residential real estate	225	15.12	216	15.95
Consumer	119	6.41	143	6.63
Total allocated allowance	2,850	100.00%	2,617	100.00%
Unallocated	2		42
Total	$2,852		$2,659

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

Our current investment policy does not permit investment in most equity securities other than limited exceptions such as our required investment in the common stock of the Federal Home Loan Bank of Pittsburgh along with stripped mortgage backed securities, mortgaged backed residuals and mutual funds.  As of December 31, 2010, we held no asset-backed securities other than mortgage-backed securities.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options and swaps.

GAAP requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent.  Securities available-for-sale are reported at estimated market value, trading securities are reported at estimated fair value and securities held to maturity are reported at amortized cost.  A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary.  If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities, which, at December 31, 2010, consisted primarily of U.S. agency securities, mortgage-backed-securities and state and political securities, are based on published or securities dealers’ market values.  The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

Our available-for-sale securities portfolio at December 31, 2010, consisted of securities with the following amortized cost: $35.5 million of U.S. agency securities, $14.7 million of pass-through mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, and $11.5 million of state and political securities, consisting of general obligation and revenue municipals.

Our held-to-maturity securities portfolio at December 31, 2010, consisted of securities with the following amortized cost: $21.6 million of state and political subdivision securities, consisting of general obligation and revenue municipals, and $1.4 million of corporate bonds.

At December 31, 2010, we had no securities classified as trading securities.

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

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of Pittsburgh common stock) at the dates indicated. We did not have any trading portfolio at any of the indicated dates.

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available for sale:
Mortgage backed securities	$14,698	$14,680	$15,536	$16,006	$11,394	$11,836
U.S. agency securities	35,533	35,353	39,284	39,399	50,241	50,969
State and political	11,542	11,515	10,306	10,299	8,495	7,854
Corporate bonds	—	—	97	97	—	—
Total investment securities available for sale	$61,773	$61,548	$65,223	$65,801	$70,130	$70,659

Investment securities held-to-maturity:
Mortgage backed securities	$—	$—	$—	$—	$—	$—
U.S. agency securities	—	—	—	—	—	—
State and political	21,626	21,260	14,778	14,873	7,459	7,459
Corporate bonds	1,384	1,526	1,356	1,497	1,827	1,827
Total investment securities held-to-maturity	$23,010	$22,786	$16,134	$16,370	$9,286	$9,286

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2010 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.  State and municipal securities yields have been adjusted to a tax-equivalent basis in the footnote below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available for sale:
Mortgage backed securities	$228	1.93%	$—	—%	$1,499	2.70%	$12,971	3.11%	$14,698	$14,680	3.05%
U.S. agency securities	1,011	2.09	4,297	2.32	4,946	2.61	25,279	2.17	35,533	35,353	2.25
State and political(1)	1,012	2.10	3,851	2.36	3,644	3.93	3,035	4.79	11,542	11,515	3.47
Corporate bonds	—	—	—	—	—	—	—	—	—	—	—
Total investment securities available for sale	$2,251	2.08%	$8,148	2.34%	$10,089	3.10%	$41,285	2.66%	$61,773	$61,548	2.67%

Investment securities held-to-maturity:
State and political(2)	$1,621	2.94%	$1,606	5.44%	$8,164	3.54%	$10,235	3.91%	$21,626	$21,260	3.81%
Corporate bonds	498	5.52	—	—	—	—	886	9.07	1,384	1,526	7.79
Total investment securities held-to-maturity	$2,119	3.55%	$1,606	5.44%	$8,164	3.54%	$11,121	4.32%	$23,010	$22,786	4.05%

(1)
The tax equivalent yield of the state and political securities portfolio was 2.98% for maturities of one year or less, 3.38% for maturities of more than one year through five years, 5.76% for maturities of more than five years through 10 years, 7.06% for maturities of more than 10 years and 5.06% for the total state and political securities portfolio at December 31, 2010.

(2)
The tax equivalent yield of the state and political securities portfolio was 4.26% for maturities of one year or less, 8.04% for maturities of more than one year through five years, 5.17% for maturities of more than five years through 10 years, 5.73% for maturities of more than 10 years and 5.57% for the total state and political securities portfolio at December 31, 2010.

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

We accept brokered deposits.  At December 31, 2010, we had $79.7 million of brokered deposits. We participate in the CDARS network which comprised $24.6 million of our brokered deposits at December 31, 2010. When a customer gives us a deposit and requests the full protection of Federal Deposit Insurance Corporation insurance where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network. This occurs in increments of less than $250,000 to ensure that both principal and interest are eligible for full Federal Deposit Insurance Corporation insurance. The CDARS network matching system allows network members to exchange funds. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us.  We also participate in the Insured Network Deposits (“IND”) program which comprised $38.5 million of our brokered deposits at December 31, 2010.  The program provides stable, floating rate funding as a partial hedge for our floating rate loans.  The IND accounts are approximately 95% money market accounts and 5% NOW accounts that come from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance.  Both programs have greatly assisted our deposit gathering activities.

At December 31, 2010, we had a total of $211.0 million in certificates of deposit, of which $129.1 million had remaining maturities of one year or less.  Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	For the Years Ended
	2010			2009			2008
	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$19,334	4.79%	0.18%	$14,037	4.66%	0.20%	$9,623	4.10%	0.42%
Certificates of deposit	222,753	55.18	2.40	171,847	57.02	3.46	130,090	55.46	4.71
Money market	59,489	14.74	0.45	33,521	11.12	0.50	30,6264	13.06	1.81
NOW	48,877	12.11	0.35	40,139	13.32	0.30	30,476	12.99	1.56
Checking	53,195	13.18	—	41,839	13.88	—	33,751	14.39	—

Total deposits	$403,648	100.00%	1.44%	$301,383	100.00%	2.08%	$234,586	100.00%	3.07%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $114.9 million.  The following table sets forth the maturity of those certificates as of December 31, 2010.

At December 31, 2010
(In thousands)

Three months or less	$24,949
Over three months through six months	14,447
Over six months through one year	34,239
Over one year to three years	30,752
Over three years	10,510

Total	$114,897

Borrowings.  Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) as well as advances from the Federal Home Loan Bank of Pittsburgh, borrowings from our other correspondent banking relationships and trust preferred securities.  As of December 31, 2010, our repurchase agreements totalled $19.4 million, or 4.3% of total liabilities, and our Federal Home Loan Bank advances totalled $33.7 million, or 7.4% of total liabilities.  At December 31, 2010, we had the ability to borrow an additional $89.0 million under our credit facilities with the Federal Home Loan Bank of Pittsburgh.  Repurchase agreements are secured by agency and mortgage-backed securities.  Advances from the Federal Home Loan Bank of Pittsburgh are secured by our investment in the common stock of the Federal Home Loan Bank of Pittsburgh as well as by a blanket pledge of our mortgage portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Pittsburgh borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$33,721	$39,891	$35,560
Average balance during year	$28,647	$37,247	$29,970
Maximum outstanding at any month end	$36,221	$49,184	$42,462
Weighted average interest rate at end of year	2.03%	2.30%	3.07%
Average interest rate during year	2.44%	3.05%	3.57%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of year	$19,375	$20,730	$12,498
Average balance during year	$19,191	$14,667	$11,604
Maximum outstanding at any month end	$20,675	$25,204	$12,952
Weighted average interest rate at end of year	1.96%	1.96%	3.66%
Average interest rate during year	2.07%	2.84%	4.21%

At December 31, 2010, our borrowings also consisted of $9.0 million in Floating Rate Trust Preferred Securities.  Of the total, $5.0 million was issued on April 23, 2007 and $4.0 million was issued on June 26, 2003, by way of two distinct special purpose subsidiaries. The $5.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 158 basis points above the LIBOR rate.  The $5.0 million Floating Rate Trust Preferred Security is callable at the option of First Sentry Bancshares, Inc. on or after June 15, 2012, and will fully mature on June 15, 2037.    At December 31, 2010, and December 31, 2009, the interest rate on the $5.0 million Floating Rate Trust Preferred Security was 1.88% and 1.83%, respectively.    On September 25, 2009, in connection with the merger of Guaranty Financial Services, Inc., we assumed a $4.0 million Floating Rate Trust Preferred Security that is callable at the option of First Sentry Bancshares, Inc. after June 26, 2008 and has a final maturity of June 26, 2033. The $4.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 310 basis points above the LIBOR rate.  At December 31, 2010, and December 31, 2009, the interest rate on the $4.0 million Floating Rate Trust Preferred Security was 3.40% and 3.35%, respectively.

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

Personnel

As of December 31, 2010, we had 75 full-time employees and 9 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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

Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption.  The alternative minimum tax is imposed to the extent it exceeds the regular income tax.  Net operating losses can offset no more than 90% of alternative taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  At December 31, 2010, First Sentry Bancshares, Inc.’s consolidated group has an alternative minimum tax carryover of approximately $84,000.

Net Operating Loss Carryovers.  A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, as allowed by Internal Revenue Code Section 381.  At the date of the merger, Guaranty Financial Services, Inc. had approximately $2.5 million in net operating losses available for carryforward that First Sentry Bancshares, Inc., as the surviving company in the merger, assumed.  For the year ended December 31, 2010, First Sentry Bancshares, Inc. utilized the remaining carryforward of approximately $2.0 million, and at December 31, 2010, First Sentry Bancshares, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

Net Operating Loss Carryovers.  West Virginia law allows certain tax provisions to be in conformity with the application of federal tax laws.  Net operating loss carryovers and carrybacks are treated in the same manner as for federal income tax purposes and are adjusted for current year modifications in determining the amount for state carryback or carryover losses.  At December 31, 2010, First Sentry Bancshares, Inc.’s consolidated group had no remaining net operating loss carryforwards for state income tax purposes.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting First Sentry Bancshares, Inc.’s operations.  The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to such laws and regulations.

New Federal Legislation. Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision.  The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for First Sentry Bank and First Sentry Bancshares, Inc.

First Sentry Bancshares, Inc. and Bank Holding Company Regulation. First Sentry Bancshares, Inc. is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended.  As such, it is subject to regulation, examination, supervision and reporting requirements of the Federal Reserve Board.  The Federal Reserve Board also has enforcement authority over any non-bank subsidiaries, and the Federal Deposit Insurance Corporation and the West Virginia Division of Banking have enforcement authority over First Sentry Bank.  Among other things, this authority permits the Federal Reserve Board, the Federal Deposit Insurance Corporation or the West Virginia Division of Banking to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of First Sentry Bank.   Additionally, the Federal Reserve Board imposes capital requirements on bank holding companies with more than $500 million in consolidated assets, which may apply to First Sentry Bancshares, Inc. in the future.  These capital requirements generally parallel the capital requirement for First Sentry Bank.  See “Regulation and Supervision – Capital Ratios.”

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

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002.  The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, First Sentry Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer are each required to certify that First Sentry Bancshares, Inc.’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. First Sentry Bancshares, Inc. is subject to further reporting and audit requirements beginning with this annual report for the year ended December 31, 2010 under the requirements of Sarbanes-Oxley.  First Sentry Bancshares, Inc. has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure future compliance with these regulations.

Bank Operations. First Sentry Bank is subject to extensive regulation, examination and supervision by the Federal Deposit Insurance Corporation, as their primary federal regulator, and the West Virginia Division of Banking.  Such regulation and supervision:

•	establishes a comprehensive framework of activities in which the Bank can engage;

•	limits the types and amounts of investments permissible for the Bank;

•	limits the ability of the Bank to extend credit to any given borrower;

•	significantly limits the transactions in which the Bank may engage with its affiliates;

•	places limitations on capital distributions by the Bank;

•	imposes assessments to the West Virginia Division of Banking to fund its operations;

•
establishes a continuing and affirmative obligation, consistent with the bank’s safe and sound operation, to help meet the credit needs of its community, including low- and moderate-income neighborhoods;

•	requires the Bank to maintain certain non-interest-bearing reserves against its transaction accounts;

•	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institution in a particular category; and

•	establishes standards for safe and sound operations.

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

Insurance of Deposit Accounts. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $1.6 million in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In February 2011, as required by the Dodd-Frank Act, the Federal Deposit Insurance Corporation adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the final rule eliminates the adjustment for secured borrowings and make certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  The final rule is effective April 1, 2011.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program.  On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.  The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on FDIC-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program. The other part of the Temporary Liquidity Guarantee Program provided full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 was assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees are based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program. The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012 with no opt out option. The cost is included in the regular Federal Deposit Insurance Corporation assessment.

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

The Federal Deposit Insurance Corporation has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;

•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2010, First Sentry Bank was a “well capitalized” institution, with a total risk-based capital ratio of 11.62% and a leverage ratio of 7.19%.

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

Federal Reserve System.  The Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts).  At December 31, 2010, First Sentry Bank was in compliance with the Federal Reserve Board’s reserve requirements. Depository institutions, such as First Sentry Bank, are authorized to borrow from the Federal Reserve Bank “discount window.”  First Sentry Bank is deemed by the Federal Reserve Board to be generally sound and thus eligible to obtain primary credit from its Federal Reserve Bank.  Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution.  Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

ITEM 1A.	Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments

Not applicable to a smaller reporting company.

ITEM 2.	Properties

As of December 31, 2010, the net book value of our properties was $3.9 million.  The following is a list of our current offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

823 Eighth Street, Huntington, West Virginia	Owned	1998	16,800	$2,922

Branch Offices:

6501 Mud River Road, Barboursville, West Virginia	Land lease	2004	3,200	940

5604 US Route 60 East, Huntington, West Virginia	Leased	2009	3,161	—

5 Second Street, Hamlin, West Virginia	Land lease	2009	1,440	70

517 Ninth Street, Huntington, West Virginia (drive-through only)	Leased	2009	N/A	—

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business.  At December 31, 2010, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded on the Pink Sheets under the symbol “FTSB.PK.” The approximate number of holders of record of First Sentry Bancshares, Inc.’s common stock as of December 31, 2010 was 738. Certain shares of First Sentry Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for First Sentry Bancshares, Inc.’s common stock for the last two years.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The following information was based on trades reported to us.

Fiscal 2010	High Bid	Low Bid	Dividends
Quarter ended December 31, 2010	$25.00	$24.50	$0.20
Quarter ended September 30, 2010	25.00	25.00	0.20
Quarter ended June 30, 2010	25.00	25.00	0.20
Quarter ended March 31, 2010	25.00	25.00	0.20

Fiscal 2009	High Bid	Low Bid	Dividends
Quarter ended December 31, 2009	$25.00	$25.00	$0.20
Quarter ended September 30, 2009	25.00	25.00	0.20
Quarter ended June 30, 2009	25.00	25.00	0.20
Quarter ended March 31, 2009	25.00	25.00	0.20

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

The summary information presented below at the dates or for each of the years presented is derived in part from First Sentry Bancshares, Inc.’s audited consolidated financial statements.  The following information is only a summary, and should be read in conjunction with First Sentry Bancshares, Inc. consolidated financial statements and notes beginning on page 49 of this Annual Report.

	At December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:

Total assets	$490,684	$488,500	$338,496	$269,025	$249,762
Cash and cash equivalents	21,120	17,943	7,534	7,129	13,937
Interest-earning deposits	12,331	5,832	18,677	2,000	—
Trading assets	—	—	—	3,996	—
Investment securities available for sale	61,548	65,801	70,659	41,346	20,948
Investment securities held to maturity	23,010	16,134	9,286	—	9,085
Federal Home Loan Bank stock, at cost	2,886	3,038	2,177	1,176	723
Loans, net of allowance	351,901	360,761	220,945	204,438	197,444
Deposits	398,672	389,471	265,200	214,895	209,712
Securities sold under agreements to repurchase	19,375	20,730	12,498	10,922	10,285
Federal Home Loan Bank advances	33,721	39,891	35,560	19,221	8,721
Trust Preferred Securities	9,000	9,000	5,000	5,000	4,000
Stockholders’ equity	29,009	28,110	18,684	17,837	16,252

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Selected Operating Data:

Interest income	$23,533	$19,684	$17,845	$17,947	$16,380
Interest expense	7,160	7,979	8,999	9,049	7,743
Net interest income	16,373	11,705	8,846	8,898	8,637
Provision for loan losses	5,112	3,025	1,189	1,543	1,694
Net interest income after provision for loan losses	11,261	8,680	7,657	7,355	6,943
Other income	2,203	761	735	1,121	1,084
Other expenses	9,907	8,620	5,661	5,137	4,815
Income before income tax	3,557	821	2,731	3,339	3,212
Income tax expense	1,006	93	876	1,185	1,196
Net income	$2,551	$728	$1,855	$2,154	$2,016
Income per common share	$1.77	$0.63	$1.76	$2.04	$1.91

	At or For the Years Ended December 31,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.52%	0.19%	0.62%	0.84%	0.85%
Return on average equity (ratio of net income to average equity)	8.63%	3.32%	9.97%	12.65%	12.72%
Dividend payout ratio(1)	45.08%	126.51%	45.55%	29.42%	31.43%
Interest rate spread (2)	3.34%	2.85%	2.52%	2.87%	3.12%
Net interest margin(3)	3.55%	3.19%	3.05%	3.64%	3.81%
Efficiency ratio (4)	53.33%	66.48%	59.09%	51.27%	49.53%
Non-interest expense to average total assets	2.02%	2.25%	1.88%	2.01%	2.03%
Average interest-earning assets to average interest-bearing liabilities	113.22%	115.62%	117.11%	120.65%	120.17%
Average equity to average total assets	6.02%	5.72%	6.19%	6.67%	6.69%

Asset Quality Ratios:
Non-performing assets to total assets	1.34%	0.96%	0.77%	1.11%	1.13%
Non-performing loans to total loans	1.25%	0.67%	0.50%	0.63%	1.41%
Allowance for loan losses to non-performing loans	112.35%	196.43%	290.46%	219.72%	93.96%
Allowance for loan losses to total loans	1.40%	1.31%	1.44%	1.38%	1.33%

Capital Ratios:
Total capital (to risk-weighted assets)	11.65%	10.88%	11.90%	12.70%	12.02%
Tier I capital (to risk-weighted assets)	10.39%	9.63%	10.65%	11.45%	10.77%
Tier I capital (to average assets)	7.23%	6.90%	7.24%	8.63%	8.22%

Other Data:
Number of full service offices	4	4	2	2	2
Full time equivalent employees	80	77	54	51	47

(1)	The dividend payout ratio is calculated using dividends declared divided by net income.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the year.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2010 and 2009 and our consolidated results of operations for the years ended December 31, 2010 and 2009.  This section should be read in conjunction with the consolidated financial statements and notes to the financial statements that appear elsewhere in this Annual Report.

Overview

Our results of operations depend primarily on our net interest income and controlling our non-interest expense.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including U.S. agency securities and other securities) and other interest-earning assets and the interest paid on our interest-bearing liabilities, consisting primarily of certificates of deposit, long- and short-term borrowings, Federal Home Loan Bank advances, securities sold under agreements to repurchase, savings accounts, money market accounts, transaction accounts and trust preferred securities.  Our results of operations also are affected by our provisions for loan losses, other income and other expenses.  Other income currently consists primarily of service fees, securities gains and other charges, commissions and fees.  Other expenses currently consist primarily of salaries and employee benefits, equipment and occupancy expenses, data processing, professional fees, taxes, insurance and other expenses.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

•
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

•
Continuing our Focus on Commercial Real Estate Lending and Commercial Lending.  We intend to continue to increase our origination of higher-yielding commercial real estate loans and commercial loans.  These loans generally are originated with adjustable interest rates and/or shorter terms, which assists us in managing our interest rate risk.  To support this initiative, we have built an infrastructure of seasoned lenders, business developers and underwriters.  We originated $44.4 million of commercial real estate loans and $45.2 million of commercial loans during the year ended December 31, 2010.  At December 31, 2010, our commercial real estate loans totaled $173.9 million, or 48.7% of total loans, compared to $170.5 million, or 46.6% of total loans at December 31, 2009, and $107.5 million, or 47.9% of total loans at December 31, 2008.  Our commercial loans totaled $107.4 million, or 30.1% at December 31, 2010, and $116.0 million, or 31.7% and $68.1 million, or 30.4% at December 31, 2009 and 2008, respectively.

•
Maintaining High Asset Quality.  We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, and originating a substantial amount of our loans secured by real estate.  We will continue to emphasize high quality assets as we continue to strive to meet the credit needs of the communities we serve. Our non-performing assets at December 31, 2010 were $6.6 million, or 1.34% of total assets, compared to $4.7 million or 0.96% of total assets at December 31, 2009, and $2.6 million or 0.77% of total assets at December 31, 2008.

•
Controlling and Managing Operating Expenses. We intend to continue to manage our operating expenses to maximize our growth in a challenging financial market. Historically, we have maintained a low efficiency ratio as compared to our peers. An efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. For the year ended December 31, 2010, our efficiency ratio was 53.33% and for the years ended December 31, 2009 and 2008, our efficiency ratio was 66.48% and 59.09%, respectively.  This means, for example, that we had to spend approximately $0.53 in order to generate $1.00 of income during the year ended December 31, 2010.

Comparison of Financial Condition at December 31, 2010 and 2009

Total assets increased $2.2 million, or 0.4%, to $490.7 million at December 31, 2010, from $488.5 million at December 31, 2009.  The slight increase was primarily the result of an increase in cash and cash equivalents, interest-earning deposits and investment securities partially offset by a decrease in loans.

Cash and cash equivalents increased $3.2 million or 17.7% to $21.1 million at December 31, 2010, from $17.9 million at December 31, 2009.  The increase in cash reflected a slowdown in loan demand and is expected to be used to pay off short-term Federal Home Loan Bank advances early in 2011.

Interest-earning deposits increased $6.5 million or 111.4% to $12.3 million at December 31, 2010, from $5.8 million at December 31, 2009. The increase in interest-earning deposits was the result of a slowdown in loan demand and was invested in one- to two-year term certificates of deposit.

Investments classified as available for sale decreased $4.3 million, or 6.5%, to $61.5 million at December 31, 2010, from $65.8 million at December 31, 2009.  Investments classified as held to maturity were $23.0 million at December 31, 2010, as compared to $16.1 million at December 31, 2009, an increase of $6.9 million, or 42.6%. We purchased $71.7 million of securities during the year ended December 31, 2010.  Purchases of investment securities were primarily shorter-term U.S. agency securities, with maturities up to five years or longer-term maturity step bonds, and, to a lesser extent, medium-term mortgage-backed securities, with average remaining lives of less than five years as well as purchases of municipal bonds.

Loans, net of allowance, decreased $8.9 million, or 2.5%, to $351.9 million at December 31, 2010, from $360.8 million at December 31, 2009.  During the year ended December 31, 2010, customer demand for loans weakened as the economy slowed in our general market area. Commercial real estate loans increased $3.4 million, or 2.0%, to $173.9 million at December 31, 2010, from $170.5 million at December 31, 2009.  The $3.4 million increase in commercial real estate loans was due to our continued emphasis on commercial real estate loan growth in response to customer demand.  Commercial loans decreased $8.6 million, or 7.4%, to $107.4 million at December 31, 2010, from $116.0 million at December 31, 2009. The $8.6 million decrease in commercial loans was due to tightened credit standards and the charge off of $4.7 million of commercial loans during 2010.  Residential real estate loans increased only $74,000, or 0.1%, to $55.4 million at December 31, 2010, from $55.3 million at December 31, 2009 due to a slowdown in the local housing market.  Consumer loans decreased $3.5 million, or 14.6%, to $20.3 million at December 31, 2010, from $23.8 million at December 31, 2009 due to a weakened local economy.

Deposits increased $9.2 million, or 2.4%, to $398.7 million at December 31, 2010, from $389.5 million at December 31, 2009 due to an increase in customers’ savings deposits.  Certificates of deposit decreased $11.3 million, or 5.1%, to $211.0 million at December 31, 2010, from $222.3 million at December 31, 2009.  The $11.3 million decrease in certificates of deposit was due to weakened demand for certificates of deposit in our general market area.  Our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $20.5 million, or 12.2%, to $187.7 million at December 31, 2010, from $167.2 million at December 31, 2009. The $20.5 million increase in our core deposits was due to our increased participation in the Insured Network Deposits program due to an increase in the national savings rate by consumers.

Federal Home Loan Bank borrowings decreased $6.2 million, or 15.5%, to $33.7 million at December 31, 2010, from $39.9 million at December 31, 2009 due to weakened loan demand.  Securities sold under agreements to repurchase decreased $1.3 million, or 6.5% to $19.4 million at December 31, 2010, from $20.7 million at December 31, 2009.  The $1.3 million decrease in our securities sold under agreements to repurchase was due to decreases in daily balances.

Stockholders’ equity increased $899,000, or 3.2%, to $29.0 million at December 31, 2010, from $28.1 million at December 31, 2009.  This increase in stockholders’ equity was the result of an increase in retained earnings of $1.4 million, offset by a decrease in accumulated other comprehensive income of $502,000, reflecting market value fluctuations in available for sale investments, net of tax, for 2010.  The increase in retained earnings of $1.4 million reflected net income of $2.6 million for 2010, offset by the payment of $1.2 million in cash dividends to stockholders during the year.

Comparison of Operating Results for the Years Ended December 31, 2010 and 2009

General.  Net income increased $1.8 million, or 250.4%, to $2.6 million for the year ended December 31, 2010, from $728,000 for the year ended December 31, 2009.  The increase reflected a full year of an increase in our net interest margin from the merger with Guaranty Bank that occurred at the end of the third quarter in 2009, coupled with operating synergies realized from the merger.

Interest Income.  Interest income increased $3.8 million, or 19.6%, to $23.5 million for the year ended December 31, 2010, from $19.7 million for the year ended December 31, 2009.  The increase resulted from an increase in the average balance of interest-earning assets, which increased $94.0 million, or 25.6%, to $461.1 million for the year ended December 31, 2010, from $367.1 million for the year ended December 31, 2009, offset in part by a decline in the average yield on interest-earning assets of 26 basis points to 5.10% for the year ended December 31, 2010, from 5.36% for the year ended December 31, 2009.  The increase in the average balance of interest-earning assets was primarily the result of our merger with Guaranty Bank that occurred on September 25, 2009, resulting in a full year of combined assets during 2010 compared to only three months of combined assets during 2009.  The decline in our average yield on interest-earning assets during the year ended December 31, 2010, as compared to the prior year, was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the economy.

Interest income on loans increased $4.6 million, or 29.4%, to $20.4 million for the year ended December 31, 2010, from $15.8 million for the year ended December 31, 2009.  The average balance of loans increased $94.8 million, or 35.5%, to $362.1 million for the year ended December 31, 2010, from $267.3 million for the year ended December 31, 2009, reflecting   a full year of combined loans from the merger with Guaranty Bank in 2009.  The average yield on our loan portfolio decreased 27 basis points, to 5.64%, for the year ended December 31, 2010, from 5.91% for the year ended December 31, 2009, primarily as a result of the general low interest rates.

Interest income on investments, including interest-earning cash and cash equivalents, decreased $797,000, or 20.5%, to $3.1 million for the year ended December 31, 2010, from $3.9 million for the year ended December 31, 2009. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 52 basis points, to 3.58% for the year ended December 31, 2010, from 4.10% for the year ended December 31, 2009, due to low market interest rates.  The average yield on our interest-earning cash and cash equivalents decreased 238 basis points, to 1.05% for the year ended December 31, 2010, from 3.43% for the year ended December 31, 2009, due to certificates of deposit maturing and such funds were reinvested at lower rates due to low market interest rates.  The average balance of our securities portfolio and interest-earning cash and cash equivalents decreased $1.4 million, or 1.4%, to $96.0 million for the year ended December 31, 2010, from $97.4 million for the year ended December 31, 2009.

Interest Expense.  Interest expense decreased by $819,000 to $7.2 million for the year ended December 31, 2010, from $8.0 million for the year ended December 31, 2009.  The decrease resulted primarily from a decrease in interest expense on deposits and trust preferred securities reflecting the general low market interest rates. The average rate we paid on deposits decreased 75 basis points to 1.66% for the year ended December 31, 2010, from 2.41% for the year ended December 31, 2009. The average balance of interest-bearing deposits increased $90.9 million, or 35.0%, to $350.4 million for the year ended December 31, 2010, from $259.5 million for the year ended December 31, 2009. The growth in our average deposits was primarily due to our merger with Guaranty Bank that occurred on September 25, 2009, resulting in a full year of combined deposits during 2010 compared to only three months of combined deposits during 2009.

Interest expense on certificates of deposit decreased $594,000, or 10.0%, to $5.3 million for the year ended December 31, 2010, from $5.9 million for the year ended December 31, 2009.   The decrease reflected a drop in the average rate paid on certificates of deposit partially offset by an increase in the average balance of certificates of deposit during 2010.  The average rate paid on certificates of deposit decreased 106 basis points to 2.40% for the year ended December 31, 2010, from 3.46% for the year ended December 31, 2009, reflecting lower market rates.  The average balance of certificates of deposit increased $50.9 million, or 29.6%, to $222.7 million for the year ended December 31, 2010, from $171.8 million for the year ended December 31, 2009, as a result of a full year of combined deposits from the merger with Guaranty Bank in 2009. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $157,000 to $471,000 for the year ended December 31, 2010, from $314,000 for the prior year, due to the increase in average core deposits during 2010 due to a full year of combined core deposits from the merger with Guaranty Bank in 2009.  The average balance of core deposits increased $40.0 million, or 45.6%, to $127.7 million for the year ended December 31, 2010, from $87.7 million for the year ended December 31, 2009.

Interest expense on trust preferred securities increased by $75,000 during the year ended December 31, 2010, as compared to the prior year, reflecting an increase in the average balance of trust preferred securities to $9.0 million for the year ended December 31, 2010, from $6.1 million for the year ended December 31, 2009, due to the merger with Guaranty Bank in 2009. Interest expense on FHLB advances decreased by $437,000 to $699,000 for the year ended December 31, 2010, from $1.1 million for the prior year, reflecting lower average balances of FHLB advances and a drop in the average rate paid on FHLB advances during 2010.  The average balance of FHLB advances decreased $8.6 million, or 23.1%, to $28.6 million for the year ended December 31, 2010, from $37.2 million for the year ended December 31, 2009, due to an increase in deposits during 2010.  The average rate paid on FHLB advances decreased 61 basis points to 2.44% for the year ended December 31, 2010, from 3.05% for the year ended December 31, 2009, reflecting lower advance rates.

Net Interest Income.  Net interest income increased by $4.7 million, or 39.9%, to $16.4 million for the year ended December 31, 2010, from $11.7 million for the year ended December 31, 2009.  Our net interest rate spread increased 49 basis points to 3.34% for the year ended December 31, 2010, from 2.85% for the year ended December 31, 2009, and our net interest margin increased 36 basis points to 3.55% for the year ended December 31, 2010, from 3.19% for the year ended December 31, 2009.  The increase in our net interest rate spread and net interest margin reflected lower funding costs as a result of the Federal Reserve Board’s actions to maintain a low federal funds rate.

Provision for Loan Losses.  We recorded a provision for loan losses of $5.1 million for the year ended December 31, 2010, compared to a provision for loan losses of $3.0 million for the year ended December 31, 2009.  Net charge-offs increased to $4.9 million for the year ended December 31, 2010, from $1.5 million for the year ended December 31, 2009.  The allowance for loans losses was $5.0 million, or 1.40% of total loans receivable at December 31, 2010, compared to $4.8 million, or 1.31% of total loans receivable at December 31, 2009.

The increase in the provision for loan losses for the year ended December 31, 2010, as compared to the prior year was based, in part, on the increase in total non-performing loans of $2.0 million from 2009 to 2010 and, in part, on the increase in commercial loan losses due to weaker economic conditions. The allowance for loan losses as a percentage of non-performing loans was 112.35% at December 31, 2010, as compared to 193.43% at December 31, 2009. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2010 and 2009.

Other Income.  Other income increased $1.4 million, or 189.5%, to $2.2 million for the year ended December 31, 2010, from $761,000 for the year ended December 31, 2009.  In August of 2010, we recognized a $682,000 gain from the sale of $18.1 million of agency bonds and mortgage-backed securities during a bond swap transaction in which we purchased $8.9 million of agency bonds, agency mortgage-backed securities and municipal bonds.  In contrast to this gain in 2010, during the first quarter of 2009, we recognized an impairment charge of $500,000 on Silverton Bank corporate bonds that reduced other income in 2009.  The Office of the Comptroller of the Currency closed Silverton Bank in May 2009 and the Federal Deposit Insurance Corporation was appointed as receiver.  At December 31, 2010, we did not have any remaining investments in Silverton Bank.  The remaining increase in other income from 2009 to 2010 was due to the merger with Guaranty bank which increased our service and other fee income.

Other Expenses. Other expenses increased $1.3 million, or 14.9%, to $9.9 million for the year ended December 31, 2010, from $8.6 million for the year ended December 31, 2009.  The increase in other expenses was in part attributable to an increase of $989,000 in salaries and employee benefits expense to $4.1 million for the year ended December 31, 2010, from $3.1 million for the year ended December 31, 2009, due primarily to the additional personnel acquired due to the merger with Guaranty Bank.  Equipment and occupancy expenses increased $265,000 to $1.4 million for the year ended December 31, 2010, from $1.1 million for the year ended December 31, 2009, primarily due to the addition of two full service branches from the merger with Guaranty Bank.  The remainder of the increase in other expenses was primarily the result of increased operating costs due to the merger with Guaranty Bank, partially offset by a reduction in merger related expenses, such as legal and professional fees and data processing conversion costs, incurred during 2009 due to the merger with Guaranty Bank.

Income Tax Expense.  The provision for income taxes was $1.0 million for the year ended December 31, 2010, compared with $93,000 for 2009, reflecting the increase in income before income tax between the comparative periods, partially offset by an increase in tax exempt interest income for the year ended December 31, 2010.  Our effective tax rate was 28.3% for the year ended December 31, 2010, compared to 11.4% for the year ended December 31, 2009.

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

	For the Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$362,096	$20,434	5.64%	$267,281	$15,788	5.91%	$212,553	$14,387	6.77%
Investment securities	82,720	2,959	3.58 (1)	83,054	3,404	4.10 (1)	58,966	2,799	4.75 (1)
Cash and cash equivalents	13,302	140	1.05	14,363	492	3.43	16,500	609	3.69
Federal Home Loan Bank stock	3,011	—	—	2,423	—	—	1,651	47	2.85
Trading assets	—	—	—	—	—	—	76	2	2.63
Total interest-earning assets	461,129	23,533	5.10	367,121	19,684	5.36	289,746	17,844	6.16
Non-interest-earning assets	30,289			15,448			10,934
Total assets	$491,418			$382,569			$300,680
							0
Interest-bearing liabilities:							0
Savings accounts	$19,334	35	0.18	$14,037	28	0.20	$9,623	40	0.42
Certificates of deposit	222,753	5,354	2.40	171,847	5,948	3.46	130,090	6,127	4.71
Money market	59,489	267	0.45	33,521	167	0.50	30,646	556	1.81
NOW	48,877	169	0.35	40,139	119	0.30	30,476	474	1.56
Total interest-bearing deposits	350,453	5,825	1.66	259,544	6,262	2.41	200,835	7,197	3.58
Federal Home Loan Bank advances	28,647	699	2.44	37,247	1,136	3.05	29,970	1,070	3.57
Securities sold under agreements to repurchase	19,191	397	2.07	14,667	417	2.84	11,604	488	4.21
Trust preferred securities	9,000	239	2.66	6,074	164	2.70	5,000	244	4.88
Total interest-bearing liabilities	407,291	7,160	1.76	317,532	7,979	2.51	247,409	8,999	3.64
Non-interest-bearing checking	53,195			41,839			33,751
Other non-interest-bearing liabilities	1,363			1,301			906
Total liabilities	461,849			360,672			282,066
Stockholders’ equity	29,569			21,897			18,614
Total liabilities and stockholders’ equity	$491,418			$382,569			$300,680

Net interest income		$16,373			$11,705			$8,845
Net interest rate spread (2)			3.34%			2.85%			2.52%
Net interest-earning assets (3)	$53,838			$49,589			$42,337
Net interest margin (4)			3.55%			3.19%			3.05%
Average interest-earning assets to interest-bearing liabilities	113,22%			115.62%				117.11%

(1)	The tax equivalent yield of the investment securities portfolio was 4.86%, 5.40% and 5.05% for the years ended December 31, 2010, 2009 and 2008, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2010 vs. 2009			Years Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$5,362	$(716)	$4,646	$3,229	$(1,828)	$1,401
Investment securities	(12	(433)	(445)	988	(383)	605
Cash and cash equivalents	(11	(341)	(352)	(74)	(43)	(117)
Federal Home Loan Bank stock	—	—	—	—	(47)	(47)
Trading assets	—	—	—	—	(2)	(2)

Total interest-earning assets	5,339	(1,490)	3,849	4,143	(2,303)	1,840

Interest-bearing liabilities:
Savings accounts	10	(3)	7	9	(21)	(12)
Certificates of deposit	1,224	(1,818)	(594)	1,445	(1,624)	(179)
Money market	117	(17)	100	14	(403)	(389)
NOW	30	20	50	29	(384)	(355)
Total deposits	1,381	(1,818)	(437)	1,497	(2,432)	(935)
Federal Home Loan Bank advances	(210	(227)	(437)	222	(156)	66
Securities sold under agreement to repurchase	94	(114)	(20)	87	(158)	(71)
Trust preferred securities	77	(2)	75	29	(109)	(80)

Total interest-bearing liabilities	1,342	(2,161)	(819)	1,835	(2,855)	(1,020)

Change in net interest income	$3,997	$671	$4,668	$2,308	$552	$2,860

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  At December 31, 2010, this ratio was 22.2%, slightly above our recommended level, due to an increase in federal funds sold at year end.  We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2010.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2010, cash and cash equivalents totaled $21.1 million.  At December 31, 2010, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $61.5 million at December 31, 2010, and we had $53.1 million in outstanding borrowings at December 31, 2010.

At December 31, 2010, we had $10.0 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $41.1 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2010 totalled $129.1 million, or 32.4% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2011. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing securities and originating loans.  During the years ended December 31, 2010 and 2009, we purchased securities classified as available for sale totaling $63.6 million and $39.6 million, respectively.  During the years ended December 31, 2010 and 2009, we purchased securities classified as held to maturity totaling $8.1 million and $870,000, respectively.  During the years ended December 31, 2010 and 2009, we originated $111.0 million and $129.2 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of Pittsburgh advances).  We experienced a net increase in total deposits of $9.2 million for the year ended December 31, 2010 and a net increase of $124.3 million for the year ended December 31, 2009.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, seasonality with respect to certain government deposits, and by other factors.

We experienced a net decrease in borrowings of $7.5 million for the year ended December 31, 2010 and a net increase of $12.6 million for the year ended December 31, 2009.  At December 31, 2010, we had the ability to borrow an additional $89.0 million from the Federal Home Loan Bank of Pittsburgh and up to $21.5 million from lines of credit with other financial institutions.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At December 31, 2010, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Capital Ratios” and Note 15 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit.  While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon.  Such commitments are subject to the same credit policies and approval process accorded to loans we originate.  For additional information, see Note 14 of the Notes to the Consolidated Financial Statements.

Contractual Obligations.  In the ordinary course of our operations, we enter into certain contractual obligations.  Such obligations include operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities and agreements with respect to investments.

Recent Accounting Pronouncements

In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in the Fair Value footnote.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

 Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effect on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010 although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Loss. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update apply to all entities, both public and nonpublic. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In April 2010, amended guidance was issued on the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. As a result of the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendment does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions guidance. The guidance is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendment has no significant impact on the Company.

In April 2010, compensation guidance was updated to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The update has no effect on the Company.

In April 2010 income tax guidance was amended to incorporate text of SEC Staff Announcement Accounting for Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Health Care. Under this amendment, the SEC staff would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. This view is based in part on the SEC’s understanding that the two Acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. The SEC staff does not believe that it would be appropriate to analogize to this view in any other fact patterns. The amendment has no significant impact on the Company.

In September 2010 plan accounting for participant loans in defined contribution plans was amended to require participant loans to be classified as notes receivable from participants, which are to be segregated from plan investments. The participant loans are to be measured at their unpaid principal balance plus any accrued but unpaid interest.  This guidance should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010.  The update has no effect on the Company.

In December 2010 amendments were made to the impairment testing of goodwill and other intangibles.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The guidance is effective for years beginning after December 15, 2010.  The update has no effect on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
First Sentry Bancshares, Inc.
Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2010.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of First Sentry Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, included in Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hess, Stewart & Campbell, PLLC

Beckley, West Virginia
March 25, 2011

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS
Cash and due from banks	$16,700,486	$17,942,673
Federal funds sold	4,420,000	-
Cash and cash equivalents	21,120,486	17,942,673

Interest-earning deposits	12,331,000	5,832,000
Investments available-for-sale	61,548,052	65,801,101
Investments held-to-maturity (fair value approximates $22,785,603
and $16,370,083 at December 31, 2010 and 2009, respectively)	23,010,026	16,134,092
Federal Home Loan Bank stock, at cost	2,885,900	3,037,800

Total loans	356,905,826	365,546,355
Allowance for loan losses	(5,005,000)	(4,785,000)
Net loans	351,900,826	360,761,355
Interest receivable	1,964,514	2,152,315
Bank premises and equipment, net	6,695,002	6,928,684
Other assets	9,228,511	9,910,296

	$490,684,317	$488,500,316

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$56,661,811	$59,073,303
Interest-bearing	342,009,960	330,397,695
Total deposits	398,671,771	389,470,998
Securities sold under agreements to repurchase	19,374,521	20,729,501
Federal Home Loan Bank advances	33,720,577	39,890,597
Interest payable	506,336	589,772
Other liabilities	402,053	709,831
	452,675,258	451,390,699

TRUST PREFERRED SECURITIES	9,000,000	9,000,000

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 5,280,000 shares authorized, 1,437,651
issued and outstanding at December 31, 2010 and 2009	1,437,651	1,437,651
Additional paid-in capital	15,293,748	15,293,748
Retained earnings	12,658,288	11,257,159
Accumulated other comprehensive income (loss)	(380,628)	121,059
	29,009,059	28,109,617

	$490,684,317	$488,500,316
See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2010 and 2009

	2010	2009
INTEREST INCOME
Loans, including fees	$20,433,823	$15,788,146
Investment securities	2,959,300	3,403,930
Federal funds sold and interest-earning deposits	140,015	491,925
	23,533,138	19,684,001
INTEREST EXPENSE
Deposits	5,824,255	6,262,085
Securities sold under agreements to repurchase	397,593	416,781
Trust preferred securities	239,040	164,167
Advances	698,789	1,136,336
	7,159,677	7,979,369

NET INTEREST INCOME	16,373,461	11,704,632

PROVISION FOR LOAN LOSSES	5,112,101	3,025,098

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,261,360	8,679,534

OTHER INCOME
Service fees	83,752	69,263
Securities gains (losses)	643,510	(2,997)
Impairment losses on held-to-maturity securities	-	(500,000)
Other charges, commissions and fees	1,475,772	1,194,916
	2,203,034	761,182
OTHER EXPENSES
Salaries and employee benefits	4,109,524	3,120,343
Equipment and occupancy expenses	1,367,561	1,102,189
Data processing	394,962	278,713
Professional fees	790,320	896,955
Taxes, other than payroll, property and income	272,615	215,602
Insurance	787,645	747,676
Other expenses	2,184,316	2,258,293
	9,906,943	8,619,771

INCOME BEFORE INCOME TAX	3,557,451	820,945

INCOME TAX EXPENSE	1,006,203	93,195

NET INCOME	$2,551,248	$727,750

EARNINGS PER SHARE	$1.77	$0.63

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2010 and 2009

	2010	2009

NET INCOME	$2,551,248	$727,750

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(803,205)	49,778
Less: reclassification adjustment for (gains) losses included in net income	(643,510)	2,997

	(159,695)	52,775
Cumulative-effect adjustment to apply
GAAP for transfer of securities from available-for-sale to held-to-maturity	(1,561)	51,003

Adjustment for income tax expense	(340,431)	(15,801)

Other comprehensive income (loss), net of tax	(501,687)	87,977

COMPREHENSIVE INCOME	$2,049,561	$815,727

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Capital	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2008	$1,056,000	$6,144,000	$11,450,539	$33,082	$18,683,621

Net income	-	-	727,750	-	727,750
Change in unrealized gain on securities	-	-	-	36,974	36,974
Amortization under GAAP for transferred
securities to held-to-maturity	-	-	-	51,003	51,003
Issuance of 381,651 shares common stock	381,651	9,149,748	-	-	9,531,399
Dividends, $0.80 per share	-	-	(921,130)	-	(921,130)

BALANCE, December 31, 2009	1,437,651	15,293,748	11,257,159	121,059	28,109,617

Net income	-	-	2,551,248	-	2,551,248
Change in unrealized loss on securities	-	-	-	(500,126)	(500,126)
Change in unrealized loss on securities
transferred from available-for-sale to
held-to-maturity	-	-	-	(54,259)	(54,259)
Amortization under GAAP for transferred
securities held-to-maturity	-	-	-	52,698	52,698
Dividends, $0.80 per share	-	-	(1,150,119)	-	(1,150,119)

BALANCE, December 31, 2010	$1,437,651	$15,293,748	$12,658,288	$(380,628)	$29,009,059

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,551,248	$727,750
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,112,101	3,025,098
Depreciation and amortization	573,576	394,475
Subsequent write-downs on other real estate	204,779	752,704
Investment securities amortization net of accretion	483,494	591,278
Amortization of core deposit intangible	34,867	8,717
Securities and trading asset losses (gains)	(643,510)	2,997
Impairment loss on held-to-maturity securities	-	500,000
Loss on sale of assets	40,751	-
Deferred income taxes	630,446	(593,405)
Changes in:
Interest receivable	187,801	39,738
Other assets	(64,728)	(2,675,403)
Interest payable	(83,436)	(620,836)
Income taxes payable	-	(10,762)
Other liabilities	(307,778)	291,875
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,719,611	2,434,226

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	(6,499,000)	12,845,000
Maturities of investments available-for-sale	945,000	1,765,000
Redemptions of investments available-for-sale	66,594,214	60,125,054
Maturities of investments held-to-maturity	760,000	1,129,700
Redemptions of investments held-to-maturity	362,888	100,000
Purchase of investments available-for-sale	(63,652,014)	(39,567,131)
Purchase of investments held-to-maturity	(8,068,974)	(870,000)
Purchase (sale) of Federal Home Loan Bank Stock	151,900	(52,100)
Net (increase) decrease in loans	3,418,428	(35,370,138)
Proceeds from sale of foreclosed properties	260,000	-
Purchases of premises and equipment	(339,894)	(625,784)
NET CASH USED IN INVESTING ACTIVITIES	(6,067,452)	(520,399)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	9,200,773	10,822,761
Net change in agreements to repurchase securities	(1,354,980)	(2,724,837)
Net change in FHLB advances	(6,170,020)	(8,339,349)
Net decrease in federal funds purchased	-	(518,000)
Cash dividends paid	(1,150,119)	(921,130)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	525,654	(1,680,555)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,177,813	233,272

CASH ACQUIRED IN MERGER	-	10,175,218
CASH AND CASH EQUIVALENTS, BEGINNING	17,942,673	7,534,183

CASH AND CASH EQUIVALENTS, ENDING	$21,120,486	$17,942,673

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009

SUPPLEMENTAL DISCLOSURES

Cash paid for interest on deposits and borrowings	$7,243,113	$8,096,863
Cash paid for income taxes	1,144,303	641,900

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES

Loans transferred to foreclosed real estate	$330,000	$1,530,746
Business acquisitions:
Assets acquired at fair value	-	149,501,288
Liabilities acquired at fair value	-	141,676,971
Common stock issued	-	381,651

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Date of management’s review: Management has evaluated subsequent events through the date which the financial statements were available to be issued.

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

Principles of consolidation:  The consolidated statements include the accounts of the Company and its wholly-owned subsidiary, First Sentry Bank, Inc.  All significant inter-company balances have been eliminated in consolidation.

Business segments:  The Company reports its activities as a single business segment. In determining proper segment definition, the Company considers the materiality of the potential segment and components of the business about which financial information is available and regularly evaluated, relative to resource and performance assessment.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010 and 2009

Interest-bearing deposits:  Interest-bearing deposits in banks mature within one or two years and are carried at cost

Trading activities:  The Company did not hold securities for short-term resale for the years ended December 31, 2010 and 2009, and therefore did not maintain a trading securities portfolio.

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

When tax returns are filed, it is highly certain that some positions would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2010.  Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Advertising costs:  Advertising costs are expensed as incurred.  Advertising expense for the years presented is not material to the financial statements.

Earnings per share:  Earnings per share are computed on the weighted average number of shares outstanding.

Fair value of instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully described in Note 2.  Fair value estimates involve uncertainties and matters of judgment.  Changes in assumptions or in market conditions could significantly affect the estimates.

Retirement plan:  The Company funds retirement costs as incurred.

Current accounting developments:  In January 2010, compensation guidance was updated to reflect the SEC’s views of when escrowed share arrangements are considered to be compensatory. Historically the SEC staff has expressed the view that an escrowed share arrangement involving the release of shares to certain shareholders based on performance-related criteria is presumed to be compensatory. Facts and circumstances may indicate that the arrangement is an incentive made to facilitate a transaction on behalf of the company if the escrowed shares will be released or canceled without regard to continued employment. In such cases, the SEC staff generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly issued securities. The SEC staff believes that an escrowed share arrangement in which the shares are automatically forfeited if employment terminates is compensation. The guidance is effective upon issuance and had no impact on the Company’s financial statements.

In January 2010, fair value guidance was amended to require disclosures for significant amounts transferred in and out of Levels 1 and 2 and the reasons for such transfers and to require that gross amounts of purchases, sales, issuances and settlements be provided in the Level 3 reconciliation. The new disclosures are effective for the Company for the current quarter and have been reflected in Note 2.

Guidance related to subsequent events was amended in February 2010 to remove the requirement for an SEC filer to disclose the date through which subsequent events were evaluated. The amendments were effective upon issuance and had no significant impact on the Company’s financial statements.

Consolidation guidance was amended in February 2010 to defer guidance regarding the analysis of interests in variable interest entities issued in June 2009 for entities having attributes of investment companies or that apply investment company measurement principles. Disclosure requirements provided in the June 2009 guidance were not deferred. The amendments were effective January 1, 2010 and had no effect on the Company’s financial statements.

In March 2010, guidance related to derivatives and hedging was amended to exempt embedded credit derivative features related to the transfer of credit risk from potential bifurcation and separate accounting. Embedded features related to other types of risk and other embedded credit derivative features were not exempt from potential bifurcation and separate accounting. The amendments will be effective for the Company on July 1, 2010, although early adoption is permitted. The Company does not expect these amendments to have any impact on the financial statements.

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Loss. This Update is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The amendments in this Update apply to all entities, both public and nonpublic. The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

In April 2010, amended guidance was issued on the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. As a result of the amendments, modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendment does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions guidance. The guidance is effective for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010. The amendment has no significant impact on the Company.

In April 2010, compensation guidance was updated to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The update has no effect on the Company.

In April 2010, income tax guidance was amended to incorporate text of SEC Staff Announcement Accounting for Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Health Care. Under this amendment, the SEC staff would not object to a registrant incorporating the effects of the Health Care and Education Reconciliation Act of 2010 when accounting for the Patient Protection and Affordable Care Act. This view is based in part on the SEC’s understanding that the two Acts, when taken together, represent the current health care reforms as passed by Congress and signed by the President. The SEC staff does not believe that it would be appropriate to analogize to this view in any other fact patterns. The amendment has no significant impact on the Company.

In September 2010, plan accounting for participant loans in defined contribution plans was amended to require participant loans to be classified as notes receivable from participants, which are to be segregated from plan investments. The participant loans are to be measured at their unpaid principal balance plus any accrued but unpaid interest.  This guidance should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010.  The update has no effect on the Company.

In December 2010, amendments were made to the impairment testing of goodwill and other intangibles.  For reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The guidance is effective for years beginning after December 15, 2010.  The update has no effect on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Under GAAP, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1	Valuation is based upon quoted prices in active markets for identical instruments traded in active markets.
Level 2
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

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

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported at December 31, 2010 and 2009.

As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
December 31, 2010:
Assets:
Investment securities:
Available-for-sale	$61,548,052	$-	$61,548,052	$-

December 31, 2009:
Assets:
Investment securities:
Available-for-sale	$65,801,101	$-	$65,801,101	$-

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instruments.  GAAP excluded certain financial instruments and all nonfinancial disclosure requirements.  Accordingly, aggregate fair value estimates do not represent the underlying value of the Bank.

The estimated fair values of the Bank’s financial instruments at December 31, 2010 and 2009, do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 3.  RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2010 and 2009, was $4,432,000 and $5,416,000, respectively.

NOTE 4.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at December 31, 2010 and 2009, are as follows:

	Amortized Cost	Unrealized Gains	Amortized Losses	Fair Value
December 31, 2010:
Held-to-maturity:
State and political securities	$21,626,024	$148,718	$514,679	$21,260,063
Corporate securities	1,384,002	141,538	-	1,525,540
	23,010,026	290,256	514,679	22,785,603
Available-for-sale:
Mortgage-backed securities	14,697,482	205,400	222,918	14,679,964
U.S. agency securities	35,533,382	241,896	422,044	35,353,234
State and political securities	11,542,318	66,154	93,618	11,514,854
	61,773,182	513,450	738,580	61,548,052

	$84,783,208	$803,706	$1,253,259	$84,333,655
December 31, 2009:
Held-to-maturity:
State and political securities	$14,778,108	$197,861	$102,753	$14,873,216
Corporate securities	1,355,984	140,883	-	1,496,867
	16,134,092	338,744	102,753	16,370,083
Available-for-sale:
Mortgage-backed securities	15,536,388	490,819	20,841	16,006,366
U.S. agency securities	39,284,446	377,577	262,529	39,399,494
Corporate securities	96,570	-	-	96,570
State and political securities	10,305,622	76,482	83,433	10,298,671
	65,223,026	944,878	366,803	65,801,101

	$81,357,118	$1,283,622	$469,556	$82,171,184

The amortized cost and estimated fair value of securities at December 31, 2010 and 2009, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
December 31, 2010:
One year or less	$2,118,579	$2,132,573	$2,250,793	$2,263,560
After one year through five years	1,605,499	1,604,434	8,148,803	8,174,152
After five years through ten years	8,164,296	8,098,597	10,088,730	10,183,000
After ten years	11,121,652	10,949,999	41,284,856	40,927,340

	$23,010,026	$22,785,603	$61,773,182	$61,548,052
December 31, 2009:
One year or less	$768,156	$770,150	$947,498	$955,036
After one year through five years	3,429,108	3,462,665	12,231,531	12,344,303
After five years through ten years	3,954,065	3,997,165	15,751,793	15,951,805
After ten years	7,982,763	8,140,103	36,292,204	36,549,957

	$16,134,092	$16,370,083	$65,223,026	$65,801,101

During the fourth quarter of 2010, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity” after evaluating the Company’s security investment classifications.  The securities transferred included fourteen municipal securities acquired during 2010 with a book value of $8,059,384 and a fair value of $8,005,125 at October 31, 2010.  The securities have been transferred under GAAP, and the unrealized losses totaling $54,259 are recorded in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of any premium or discount.  Management’s decision to reclass the securities was based on the change in the Company’s ability and intent to hold these securities to maturity.  At October 31, 2010, the Company determined that it had a positive intent to hold to maturity the available-for-sale securities reclassed.  Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.  The Company does not intend to dispose of these securities in response to needs for liquidity or use as an additional funding source.

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to its scheduled maturity.

Proceeds and redemptions of available-for-sale securities for the years ended December 31, 2010 and 2009, totaled $67,539,214 and $61,890,054, respectively.  Gains (losses) on maturities and redemptions of securities available-for-sale for the years ended December 31, 2010 and 2009, totaled $643,510 and ($2,997), respectively.  Proceeds and redemptions of held-to-maturity securities for the years ended December 31, 2010 and 2009, totaled $1,122,888 and $1,229,700, respectively.

Securities with a carrying value of  $47,144,000 and $35,474,000 were pledged at December 31, 2010 and 2009, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
December 31, 2010:
Held-to-maturity
State and political securities	$514,679	$10,570,280	$-	$-
Available-for-sale
U.S. agency securities	422,044	23,709,073	-	-
Mortgage-backed securities	222,918	7,644,311	-	-
State and political securities	93,618	3,480,664	-	.-

	$1,253,259	$45,404,328	$-	$-
December 31, 2009:
Held-to-maturity
State and political securities	$65,764	$4,638,041	$36,989	$575,192
Available-for-sale
U.S. agency securities	262,529	17,012,130	-	-
Mortgage-backed securities	20,841	3,391,748	-	-
State and political securities	22,064	2,200,112	61,369	441,445

	$371,198	$27,242,031	$98,358	$1,016,637

At December 31, 2010, sixty-two debt securities with unrealized losses had depreciated 2.69% from the Company’s amortized cost basis.  At December 31, 2009, sixty debt securities with unrealized losses had depreciated 1.63% from the Company’s amortized cost basis.  These securities are guaranteed by either the U.S. Government or other governments.  These unrealized losses relate principally to current interest rates for similar types of securities.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether the downgrades by bond-rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.  Management does not believe that any individual unrealized loss as of December 31, 2010, represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors.  Management does not believe it is probable that the Company will not receive all principal and interest payments in accordance with the contractual terms of these securities.  The Company has the intent and ability to hold the securities with unrealized losses until maturity.

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of Pittsburgh (FHLB), is carried at cost as a restricted long-term investment at December 31, 2010 and 2009.

Management evaluates the FHLB stock for impairment in accordance with GAAP.  When determining if any impairment has occurred, management bases its decision on the ultimate recoverability of the cost rather than recognizing temporary declines in value.  Factors that are considered are 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, 2) commitment by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and 3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.  Management does not believe an impairment charge is required as it relates to FHLB stock as of December 31, 2010.

During 2009, the Company recognized an other-than-temporary impairment charge of $500,000 on Silverton Bank (formerly “The Bankers Bank”) corporate bonds which were previously classified as held-to-maturity securities.  In May 2009, the Company had received information that Silverton Bank had been closed by the Office of the Comptroller of Currency and that the Federal Deposit Insurance Corporation (FDIC) had been appointed as receiver.  A bridge bank was formed to facilitate liquidation of Silverton Bank.  The other-than-temporary impairment charge was recorded based on this information and management’s belief that the market prices of these bonds were unrecoverable. At December 31, 2010, the Company did not have any remaining investments in Silverton Bank corporate bonds.

NOTE 5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:
	December 31,
	2010	2009
Loans
Commercial	$107,388,340	$115,995,984
Commercial real estate	173,897,754	170,515,459
Residential real estate	55,405,724	55,332,538
Consumer	20,307,622	23,766,660
	356,999,440	365,610,641
Less deferred loan fees	(93,614)	(64,286)
	356,905,826	365,546,355

Allowance for loan losses	(5,005,000)	(4,785,000)

	$351,900,826	$360,761,355

Changes in the allowance for loan losses for the years ended December 31, 2010 and 2009, are as follows:

	2010	2009

Balance at beginning of year	$4,785,000	$3,227,000

Charge-offs:
Loans:
Commercial real estate	199,031	1,034,946
Commercial	4,719,746	295,417
Residential real estate	23,879	58,289
Consumer	58,179	116,934
Total charge-offs	5,000,835	1,505,586

Recoveries:
Loans:
Commercial real estate	2,318	-
Commercial	35,821	32,724
Residential real estate	39,828	2,521
Consumer	30,767	3,243
Total recoveries	108,734	38,488

Net charge-offs	(4,892,101)	(1,467,098	) )
Provision for loan losses	5,112,101	3,025,098

Balance at end of year	$5,005,000	$4,785,000

As disclosed in Note 11, the residential real estate loans secure the Federal Home Loan Bank advances.  Overdraft deposit accounts that have been reclassed as loans as of December 31, 2010 and 2009, totaled $362,528 and $476,813, respectively.

As of December 31, 2010, the scheduled maturities of loans are as follows:

2010

Three months or less	$60,861,862
Over three months through twelve months	46,846,972
Over one year through three years	77,661,202
Over three years through five years	96,683,161
Over five years through fifteen years	58,535,253
Over fifteen years	16,411,490

$356,999,940

Loans classified as nonaccrual totaled $2,694,924 and $1,886,885 as of December 31, 2010 and 2009, respectively. The difference between gross income that would have been earned on nonaccrual loans, had they been current in accordance with their original terms, and recorded interest that was included in income totaled $99,912 and $79,796 for the years ended December 31, 2010 and 2009, respectively.  At December 31, 2010, there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  Total loans past due ninety days or more and still accruing at December 31, 2010 and 2009, totaled $1,759,545 and $548,905 respectively.

Non-performing loans at December 31, 2010 and 2009, are as follows:
	2010	2009
Non-accrual loans:
Commercial real estate	$1,499,531	$1,782,920
Commercial	1,190,000	-
Residential real estate	1,441	5,000
Consumer	3,952	98,965
Total non-accrual loans	2,694,924	1,886,885

Loans delinquent 90 days or greater and still accruing:
Commercial real estate	1,059,213	-
Commercial	135,565	-
Residential real estate	400,978	523,083
Consumer	163,789	25,822
Total loans delinquent 90 days or greater and still accruing	1,759,545	548,905

Total non-performing loans	$4,454,469	$2,435,790

The average recorded investment in impaired loans at December 31, 2010 and 2009 was $5,049,836 and $1,375,990, respectively.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.

The following is a summary of loans considered impaired:

	December 31,
	2010	2009

Gross impaired loans	$4,454,469	$2,435,790
Less valuation allowance for impaired loans	1,298,946	515,390

Recorded investment in impaired loans	$3,155,523	$1,920,400

The following is a summary of credit exposure using a credit risk profile utilizing internal assigned grades as of December 31, 2010:

		Special
	Pass	Mention	Substandard
Loans
Commercial	$103,532,236	$1,355,967	$2,500,137
Commercial real estate	160,165,443	7,891,920	5,840,391
Residential real estate	53,650,624	661,292	1,093,808
Consumer	20,245,843	55,170	6,609

	$337,594,146	$9,964,349	$9,440,945

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

	December 31,
	2010	2009

Beginning balance	$9,054,520	$4,987,233
New loans	4,889,903	394,652
Relationship changes	-	3,945,036
	13,944,423	9,326,921
Less payments	1,499,050	272,401

Ending balance	$12,445,373	$9,054,520

NOTE 6.  PREMISES AND EQUIPMENT

A summary of the cost of premises and equipment and related accumulated depreciation follows:

	December 31,
	2010	2009

Land and improvements	$3,260,569	$3,251,047
Buildings	3,629,964	3,539,381
Furniture, fixtures, and equipment	2,547,082	2,537,647
Automobiles	51,234	51,234
	9,488,849	9,379,309
Less accumulated depreciation	2,793,847	2,450,625

	$6,695,002	$6,928,684

Depreciation expense for the years ended December 31, 2010 and 2009, was $573,576 and $394,475, respectively.

NOTE 7.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for December 31, 2010 and 2009, is as follows:
	2010	2009

Balance at beginning of year	$2,268,704	$1,490,734
Properties acquired	330,000	1,530,674
Subsequent write-downs	(204,779)	(752,704
Gross proceeds from sales	(260,000)	-
Gains (losses) recorded	(31,067)	-

	$2,102,858	$2,268,704

NOTE 8.  OTHER ASSETS

As result of the merger with Guaranty Bank, goodwill was included in other assets in the amount of $2,368,278.  Goodwill is reviewed annually for impairment in accordance with GAAP.  Management has determined that no impairment to goodwill has occurred in 2010.  In addition, a core deposit intangible was recorded in the amount of $523,000 and is being amortized over a period of seven years using an accelerated method.  The unamortized balance of the core deposit intangible at December 31, 2010, was $479,417.

NOTE 9.  DEPOSITS

Deposits consisted of the following:
	December 31,
	2010			2009
			Weighted			Weighted
			Average			Average
	Balance	%	Rate	Balance	%	Rate

Savings	$18,699,236	4.69	0.18%	$18,249,349	4.68	0.20%
Certificates of deposit	211,010,113	52.93	2.40	222,258,011	57.07	3.46
Money market	67,291,744	16.88	0.45	42,340,174	10.87	0.50
Now	45,008,867	11.29	0.35	47,550,161	12.21	0.30
Checking	56,661,811	14.21	-	59,073,303	15.17	-

	$398,671,771	100.00	1.44	$389,470,998	100.00	2.08

Interest expense on deposits for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009

Savings	$34,930	$28,014
Certificates of deposits	5,353,127	5,948,008
Money market	267,210	167,449
Now	168,988	118,614

	$5,824,255	$6,262,085

Scheduled maturities of certificates of deposit at December 31, 2010, are as follows:

2010

Three months or less	$41,287,393
Over three months through twelve months	87,822,804
Over one year through three years	58,848,776
Over three years	23,051,140

$211,010,113

Deposits from related parties held by the Bank at December 31, 2010, amounted to $8,931,789.

NOTE 10.  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally are held until canceled by either party.  Information concerning securities sold under agreements to repurchase at December 31, 2010 and 2009, is summarized as follows:
	2010	2009

Average balance during the year	$19,190,556	$14,667,000
Average interest rate during the year	2.07%	2.84%
Maximum month-end balance during the year	$20,675,303	$25,204,318
U.S. agency securities underlying the agreements	28,614,911	24,544,858

NOTE 11.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB) which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from FHLB was $140,718,000 and $154,697,000 at December 31, 2010 and 2009, respectively.

The Bank has advances of long-term debt from the FHLB totaling $33,720,577 and $39,890,597 at December 31, 2010 and 2009, respectively.  The advances are secured by residential real estate loans and have various scheduled maturity dates beginning with January 3, 2011, through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.69% to 4.57%.

The FHLB advances are scheduled for repayment as follows:

Year	Amount

2011	$17,499,999
2012	5,000,000
2013	-
2014	-
2015	-
Thereafter	11,220,578

$33,720,577

NOTE 12.  LINES OF CREDIT

The Bank has federal funds accommodations with four correspondent banks.  The agreements allow the Bank to borrow for 14 days in a calendar month with interest due daily at variable rates.  The amounts available for the Bank to borrow under these agreements total $21,500,000.  At December 31, 2010 and 2009, no funds were advanced under these agreements.

NOTE 13.  TRUST PREFERRED SECURITIES

On April 23, 2007, First Sentry Bancshares Capital Trust II (“Trust II”) issued $5,000,000 of Floating Rate Trust Preferred Securities.  Trust II, a Delaware statutory business trust, is a wholly-owned consolidated subsidiary of the Company, with its sole asset being $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due June 15, 2037, of First Sentry Bancshares, Inc. (the trust debenture).

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.88% at December 31, 2010).  Distributions for the years ended December 31, 2010 and 2009, totaled $97,214 and $129,960, respectively.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc. the Company acquired Guaranty Financial Statutory Trust I (the Trust).  The Company owns 100% of the common equity of the Trust.  The Trust was formed for the purpose of issuing $4,000,000 of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.40% at December 31, 2010), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company. Distributions for the years ended December 31, 2010 and 2009, totaled $141,826 and $34,207, respectively.  The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default of the terms of the debentures.

The capital securities have a term of 30 years and have a final maturity at June 26, 2033.  They are subject to mandatory redemption in whole or in part, upon repayment of the debentures.  After June 26, 2008, the trust preferred securities are redeemable in part or whole, at the option of the Company, for a par value of $1,000 per trust preferred security. The Company has entered into agreements that fully and unconditionally guarantee the capital securities subject to the terms of the guarantee.

NOTE 14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements.  The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments.  The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk at December 31, 2010 and 2009, are as follows:

	2010	2009

Commitments to extend credit	$51,098,474	$49,912,068
Standby letters of credit	7,800,962	9,124,712

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Standby letters of credit generally have fixed expiration dates or other termination clauses and generally require payment of a fee.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 15.  STOCKHOLDERS’ EQUITY

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, as defined, combined with the retained earnings of the preceding two years, subject to the capital requirements as defined below.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2010 and 2009, that the Bank meets all the capital adequacy requirements to which it is subject.  As of November 9, 2009, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  As of December 31, 2010 and 2009, the Bank is categorized as well capitalized as disclosed in the following table.

The Bank’s actual and required capital amounts and ratios as of December 31, 2010 and 2009, are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequate Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$39,770,000	11.62%	$27,381,000	8%	$34,226,000	10%
Consolidated	39,826,000	11.65%	27,349,000	8%	34,186,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	35,484,000	10.37%	13,688,000	4%	20,531,000	6%
Consolidated	35,542,000	10.39%	13,684,000	4%	20,525,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	35,484,000	7.19%	19,741,000	4%	24,676,000	5%
Consolidated	35,542,000	7.23%	19,664,000	4%	24,580,000	5%

December 31, 2009:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$38,165,000	10.81%	$28,249,000	8%	$35,311,000	10%
Consolidated	38,404,000	10.88%	28,238,000	8%	35,298,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	33,747,000	9.56%	14,124,000	4%	21,187,000	6%
Consolidated	38,404,000	9.63%	15,952,000	4%	23,928,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	33,747,000	6.91%	19,529,000	4%	24,411,000	5%
Consolidated	33,988,000	6.90%	19,703,000	4%	24,629,000	5%

Earnings per share are computed on the weighted average number of shares outstanding of 1,437,651 at December 31, 2010, and 1,157,425 at December 31, 2009.

NOTE 16.  INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2010	2009
Current tax expense
Federal	$274,802	$542,953
State	100,955	143,647
Deferred tax expense (benefit)
Federal	539,022	(459,417)
State	91,424	(133,988)

	$1,006,203	$93,195

A reconciliation of the income tax expense at the Federal statutory rate of 34% is as follows:

	Year Ended December 31,
	2010	2009

Federal statutory income tax	$1,209,533	$279,121
State income tax, net of federal
tax benefit	66,630	94,807
Tax exempt interest income	(382,888)	(276,294)
Other	112,928	(4,439)

	$1,006,203	$93,195

The Company files income tax returns in the U.S. federal jurisdiction and the State of West Virginia.  The Company has evaluated the tax positions taken or expected to be taken in its tax returns and does not believe it has any additional liability related to uncertain tax positions.  Interest and penalties associated with any tax assessments are recorded as interest expense and noninterest expense, respectively.  The years ended December 31, 2007, through December 31, 2010, remain open for audits by tax authorities.

For the year ended December 31, 2010, the Company utilized the remaining NOL carryforward of $1,656,152 that was available from the acquisition of Guaranty Bank.

A cumulative net deferred tax asset is included in other assets.  The components of the asset are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$965,631	$1,116,104
NOL carryforward	-	774,857
Acquisition costs	137,731	137,731
OREO write-downs	374,004	291,688
Nonaccrual interest	54,940	-
AMT credit carryforward	83,942	-
OTTI securities	179,278	179,278
Unrealized loss on securities	85,549	-
	1,881,075	2,499,658
Deferred tax liabilities:
Depreciation	243,400	216,569
Accretion of discounts, net	54,477	45,700
Unrealized gain on securities	-	217,529
	297,877	479,798

Net deferred tax asset	$1,583,198	$2,019,860

NOTE 17.  PROFIT SHARING PLAN

The Bank instituted a 401(k) profit sharing plan in 1999 covering all employees.  The plan permits employee contributions up to the maximum allowed by Internal Revenue Service regulations ($16,500 for 2010).  Employer contributions are discretionary and totaled $75,265 and $60,033 for the years ended December 31, 2010 and 2009, respectively.

NOTE 18.  OPERATING LEASES

During November 2002, the Bank signed a ten-year lease for land on which a branch is located.  Lease payments are $3,750 per month through October 2012.  At that time, providing the lease is still in effect, the lease will be automatically renewed for a series of twelve renewals of five years each, plus a final thirteenth renewal for nineteen years.  Upon each renewal, the lease provides for an increase in the rental payments of ten percent over the preceding term.  Lease payments totaled $45,000 each year for the years ended December 31, 2010 and 2009.  Lease payments made during 2003 were included in other assets as prepaid rents and are being amortized over the remaining life of the lease.

The Bank has assumed a lease with a related party as the result of the merger with Guaranty Bank.  Under the remaining terms of the twenty-year lease scheduled to expire in 2020, monthly lease payments are $6,000 through March 2015, and in April 2015, the monthly lease payments will increase to $6,500 for the remaining term of the lease.  Lease payments totaled $70,500 and $16,500 for the years ended December 31, 2010 and 2009, respectively.

The following is a schedule by year of future minimum rental payments required under lease agreements:

Year Ending December 31,	Amount
2011	$117,000
2012	109,500
2013	72,000
2014	72,000
2015	76,500
Thereafter	331,500

$778,500

NOTE 19.  CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential and consumer related loans to customers primarily located in Cabell, Wayne and the adjoining counties of West Virginia, Ohio, and Kentucky.  Although the Bank has a diverse loan portfolio, a substantial portion of its debtors’ ability to repay is dependent on the economic conditions of the counties in which they operate.

NOTE 20.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc. (Guaranty), a one bank holding company located in Huntington, West Virginia.  Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which has three branch locations in the Huntington area.  The merger strengthened the Company’s banking services to the community.

Under terms of the agreement, the Company paid $25.00 per share of Guaranty Financial Services, Inc. stock, or approximately $9,531,399, in the form of First Sentry Bancshares, Inc. stock.  Guaranty shareholders received one share of First Sentry Bancshares, Inc. stock for each share of Guaranty stock, resulting in the issuance of 381,651 shares.  The common stock issued was valued at $25.00.

The assets and liabilities of Guaranty were recorded on the Consolidated Balance Sheets at their respective fair values as of the closing date.  The results of operations were included in the Consolidated Statements of Income from the date of acquisition.  During 2009, acquisition related costs that were charged against current earnings totaled $363,495.

NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Sentry Bancshares, Inc. (Parent Company) is presented below:

BALANCE SHEETS	December 31,
	2010	2009
ASSETS
Investments in subsidiary	$37,949,696	$36,819,489
Other assets	71,369	299,710

	$38,021,065	$37,119,199

LIABILITIES
Total liabilities	$9,012,006	$9,009,582
Total stockholders’ equity	29,009,059	28,109,617

	$38,021,065	$37,119,199

STATEMENTS OF INCOME	Years Ended December 31,
	2010	2009
Income:
Dividends from subsidiary	$899,735	$916,505
Other income	31,627	25,243
	931,362	941,748
Expenses:
Other	-	-

Income before income taxes and equity
in undistributed income of subsidiary	931,362	941,748

Federal and state income tax expense	(12,006)	(9,582)

Income before equity in undistributed income
of subsidiary	919,356	932,166

Equity in undistributed income of subsidiary	1,631,892	(204,416)

	$2,551,248	$727,750

NOTE 21.  PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,551,248	$727,750
Adjustments to reconcile net income to net cash
provided by operating activities:
Increase in equity in undistributed income of
subsidiary	(1,631,892)	204,416
Decrease in other assets	228,339	20
Increase in other liabilities	2,424	(1,180)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,150,119	931,006

CASH FLOWS FROM INVESTING
ACTIVITIES
Capitalization of subsidiaries	-	(9,876)

NET CASH USED IN INVESTING ACTIVITIES	-	(9,876

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,150,119)	(921,130)

NET CASH USED IN FINANCING ACTIVITIES	(1,150,119)	(921,130)

NET CHANGE IN CASH	-	-

CASH, BEGINNING	-	-

CASH, ENDING	$-	$-

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures (as defined by the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting

The management of First Sentry Bancshares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.  Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in the annual report.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

3.1	Articles of Incorporation of First Sentry Bancshares, Inc.*
3.2	Bylaws of First Sentry Bancshares, Inc.*
4	Form of Common Stock Certificate of First Sentry Bancshares, Inc.*
10.1	Employment Agreement with Geoffrey S. Sheils*
10.2	Form of Consulting Agreement for Marc A. Sprouse*
10.3	Form of Retention Agreement for Larry E. Plantz*
14	Code of Ethics**
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______	______________________________
*
Incorporated by reference to the Registration Statement on Form S-4 of First Sentry Bancshares, Inc. (File No. 333-156180), originally filed with the Securities and Exchange Commission on December 16, 2008, as amended.

**	Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K of First Sentry Bancshares, Inc. filed with the Securities and Exchange Commission on March 31, 2010 (File No. 000-53790).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST SENTRY BANCSHARES, INC.

Date: March 25, 2011	By:	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey S. Sheils	President and Chief	March 25, 2011
Geoffrey S. Sheils	Executive Officer (Principal Executive Officer)

/s/ Richard D. Hardy	Senior Vice President and
Richard D. Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2011

/s/ Robert H. Beymer	Chairman of the Board	March 25, 2011
Robert H. Beymer

/s/ Kerry P. Dillard	Director	March 25, 2011
Kerry P. Dillard

/s/ Jeffrey E. Hood	Director	March 25, 2011
Jeffrey E. Hood

/s/ Johnnie Jones	Director	March 25, 2011
Johnnie Jones

/s/ Nester S. Logan	Director	March 25, 2011
Nester S. Logan

/s/ Charles H. McKown, Jr. MD	Director	March 25, 2011
Charles H. McKown, Jr. MD

/s/ Robert L. Shell, Jr.	Director	March 25, 2011
Robert L. Shell, Jr.

/s/ Paul L. Turman, II	Director	March 25, 2011
Paul L. Turman, II

/s/ Joseph Williams	Director	March 25, 2011
Joseph Williams

/s/ S. Kenneth Wolfe, MD	Director	March 25, 2011
S. Kenneth Wolfe, MD

/s/ Marc A. Sprouse	Director	March 25, 2011
Marc A. Sprouse

/s/ David Fox, III	Director	March 25, 2011
David Fox, III

/s/ J. Grant McGuire	Director	March 25, 2011
J. Grant McGuire

/s/ Edward W. Morrison, Jr.	Director	March 25, 2011
Edward W. Morrison, Jr.

/s/ Sally C.B. Oxley	Director	March 25, 2011
Sally C.B. Oxley

/s/ George A. Patterson, III	Director	March 25, 2011
/George A. Patterson, III

/s/ Paul B. Riedel	Director	March 25, 2011
Paul B. Riedel

/s/ J. Roger Smith	Director	March 25, 2011
J. Roger Smith

/s/ John Jay White	Director	March 25, 2011
John Jay White