Form 10-Q
period 2011-03-31
First Sentry Bancshares, Inc.
filed 2011-05-16
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011
or

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

1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of May 16, 2011.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	32
ITEM 4.	CONTROLS AND PROCEDURES	32

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2011 (Unaudited) and December 31, 2010
(Dollars in Thousands)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Cash and due from banks	$28,008	$16,700
Federal funds sold	650	4,420
Cash and cash equivalents	28,658	21,120

Interest-earning deposits	6,149	12,331
Investments available-for-sale	62,324	61,548
Investments held-to-maturity (fair value approximates $22,652 and $22,786, respectively)	22,640	23,010
Federal Home Loan Bank stock, at cost	2,742	2,886
Loans, net of allowance of $5,230 (unaudited) and $5,005, respectively	348,304	351,901
Interest receivable	2,073	1,965
Bank premises and equipment, net	6,660	6,695
Other real estate owned	2,079	2,103
Goodwill and core deposit intangible	2,839	2,847
Other assets	3,988	4,278
	$488,456	$490,684

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$54,793	$56,662
Interest-bearing	352,303	342,010
Total deposits	407,096	398,672

Securities sold under agreements to repurchase	19,673	19,374
Federal Home Loan Bank advances	21,221	33,721
Interest payable	512	506
Income taxes payable	432	-
Other liabilities	665	402
	449,599	452,675

TRUST PREFERRED SECURITIES	9,000	9,000

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 5,280,000 shares authorized
1,437,651 issued and outstanding at March 31, 2011
(unaudited) and December 31, 2010	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	13,314	12,658
Accumulated other comprehensive income (loss)	(189)	(381)

	29,857	29,009

	$488,456	$490,684

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2011 and 2010 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended
	March 31,
	2011	2010

INTEREST INCOME
Loans, including fees	$4,811	$5,142
Investment securities	644	795
Interest-earning deposits and cash equivalents	42	17
	5,497	5,954

INTEREST EXPENSE
Deposits	1,263	1,530
Securities sold under agreements to repurchase	97	100
Trust preferred securities	58	59
Advances	151	192
	1,569	1,881

NET INTEREST INCOME	3,928	4,073

PROVISION FOR LOAN LOSSES	329	703

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,599	3,370

OTHER INCOME
Service fees	19	22
Securities gains (losses)	(23)	(18)

Other charges, commissions and fees	314	338
	310	342

OTHER EXPENSES
Salaries and employee benefits	1,107	1,088
Equipment and occupancy expenses	297	290
Data processing	156	156
Professional fees	200	125
Taxes, other than payroll, property and income	63	71
Insurance	215	177
Other expenses	496	502
	2,534	2,409

INCOME BEFORE INCOME TAX	1,375	1,303

INCOME TAX EXPENSE	432	434

NET INCOME	$943	$869

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.66	$0.60

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2011	2010

Net income	$943	$869

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising
during the period	262	326
Less: reclassification adjustment for
losses included in net income	23	18

	285	344

Cumulative-effect adjustment to apply
GAAP for transfer of securities from
available-for-sale to held-to-maturity	15	13
Adjustment for income tax expense	(108)	(134)

Other comprehensive income, net of tax	192	223

Comprehensive income	$1,135	$1,092

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING CASH ACTIVITIES
Net income	$943	$869
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	329	703
Depreciation and amortization	155	142
Investment securities amortization (accretion), net	116	117
Securities losses (gains)	23	18
Loss on sale of foreclosed and repossessed properties	7	-
Changes in:
Interest receivable	(108)	(63)
Other assets	228	86
Interest payable	6	52
Income taxes payable	432	205
Other liabilities	263	(131)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,394	1,998

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	6,182	(1,080)
Maturities of investments available-for-sale	865	-
Redemptions of investments available-for-sale	1,532	15,516
Redemptions of investments held-to-maturity	361	278
Purchase of investments for available-for-sale	(3,020)	(12,773)
Sale of Federal Home Loan Bank stock	144	-
Net (increase) decrease in loans	3,218	1,815
Proceeds from sale of foreclosed properties	20	160
Proceeds from sale of other personal property	18	35
Purchases of premises and equipment	(111)	(98)
NET CASH PROVIDED BY INVESTING ACTIVITIES	9,209	3,853

CASH FLOWS FROM FINANCING ACTIVITES
Net increase in deposits	8,424	11,954
Net change in agreements to repurchase securities	299	(2,623)
Net change in FHLB loans	(12,500)	(10,568)
Cash dividends paid	(288)	(288)
NET CASH USED IN FINANCING ACTIVITIES	(4,065)	(1,525)

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,538	4,326

CASH AND DUE FROM BANKS, BEGINNING	21,120	17,943

CASH AND DUE FROM BANKS, ENDING	$28,658	$22,269

(Continued)

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	March 31,	March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$1,623	$1,830

Cash paid for income taxes	$-	$129

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
Net change in unrealized holding gain (loss)
on investments available-for-sale	$285	$344

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.                       BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  All significant inter-company balances have been eliminated in consolidation.

Current accounting developments:   In January 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about troubled debt restructurings for periods beginning on or after December 15, 2010. The amendments in this Update temporarily defers the effective date for interim and annual periods ending after June 15, 2011, enabling public-entity creditors to provide those disclosures after the Board clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  The deferral in this amendment is effective upon issuance and is not expected to have a significant impact on the Company.

In April, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This update provides additional guidance and amendments to Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist; the restructuring constitutes a concession, and the debtor is experiencing financial difficulties.  The amendments clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.

The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies—Loss Contingencies.  An entity should disclose the information required by paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, for interim and annual periods beginning on or after June 15, 2011.  The amendments are not expected to have a significant impact on the Company.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION (continued)

In April, 2011 the Financial Accounting Standards Board issued Accounting Standards Update 2011-3, Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met.  The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at March 31, 2011 (unaudited) and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011 (unaudited):
Held-to-maturity:
State and political	$21,249	$188	$306	$21,131
Corporate securities	1,391	130	-	1,521
	22,640	318	306	22,652
Available-for-sale:
Mortgage-backed securities	14,822	204	153	14,873
U.S. agency	36,794	233	264	36,763
State and political	10,648	96	56	10,688
	62,264	533	473	62,324
	$84,904	$851	$779	$84,976

December 31, 2010:
Held-to-maturity:
State and political	$21,626	$149	$515	$21,260
Corporate securities	1,384	142	-	1,526
	23,010	291	515	22,786
Available-for-sale:
Mortgage-backed securities	14,698	204	222	14,680
U.S. agency	35,533	242	422	35,353
State and political	11,542	67	94	11,515
	61,773	513	738	61,548
	$84,783	$804	$1,253	$84,334

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

The amortized cost and estimated fair value of securities at March 31, 2011 (unaudited) and December 31, 2010, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2011 (unaudited):
One year or less	$2,572	$2,572	$1,223	$1,232
After one year through five years	790	797	7,499	7,544
After five years through ten years	8,164	8,147	10,000	10,122
After ten years	11,114	11,136	43,542	43,426

	$22,640	$22,652	$62,264	$62,324
December 31, 2010:

One year or less	$2,119	$2,133	$2,251	$2,264
After one year through five years	1,605	1,604	8,149	8,174
After five years through ten years	8,164	8,099	10,088	10,183
After ten years	11,122	10,950	41,285	40,927

	$23,010	$22,786	$61,773	$61,548

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to its scheduled maturity.

During the fourth quarter of 2010, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity” after evaluating the Company’s security investment classifications.  The securities transferred included fourteen municipal securities acquired during 2010 with a book value of $8,059 and a fair value of $8,005 at October 31, 2010.  The securities have been transferred under GAAP, and the unrealized losses totaling $54 are recorded in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of any premium or discount.  Management’s decision to reclass the securities was based on the change in the Company’s ability and intent to hold these securities to maturity.  At October 31, 2010, the Company determined that it had a positive intent to hold to maturity the available-for-sale securities reclassed.  Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.  The Company does not intend to dispose of these securities in response to needs for liquidity or use as an additional funding source.

Securities with a carrying value of $47,909 and $47,144 were pledged at March 31, 2011 (unaudited) and December 31, 2010, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at March 31, 2011 (unaudited) and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross			Gross
	Unrealized	Fair	Unrealized	Unrealized
	Losses	Value	Losses	Losses
March 31, 2011 (unaudited):
Held-to-maturity:
State and political	$306	$10,475	$-	$-
Available-for-sale:
Mortgage-backed securities	153	8,302	-	-
U.S. agencies	264	21,862	-	-
State and political	56	1,783	-	-

	$779	$42,422	$-	$-

December 31, 2010:
Held-to-maturity:
State and political	$515	$10,570	$-	$-
Available-for-sale:
Mortgage-backed securities	222	7,644	-	-
U.S. Agencies	422	23,709	-	-
State and political	94	3,481	-	-

	$1,253	$45,404	$-	$-

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:	March 31,
	2011	December 31,
	(unaudited)	2010
Loans
Commercial	$102,766	$107,388
Commercial real estate	177,951	173,898
Residential real estate	53,297	55,406
Consumer	19,598	20,308
	353,612	357,000
Less deferred loan fees	(78)	(94)
	353,534	356,906

Less allowance for loan losses	(5,230)	(5,005)

Loans, net of allowance	$348,304	$351,901

The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a monthly evaluation of the loan portfolio.  This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of the estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. Allocations are made for specific loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectability.  Other loans not specifically reviewed are segregated by class and allocations are made based upon historical loss percentages adjusted for current environmental factors.  The environmental factors considered for each of the portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors.  For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories.  It is further segregated by credit grade for risk-related loan pools and delinquency for homogeneous loan pools.  The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool.  Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010, are as follows:

	March 31,
	2011	December 31,
	(unaudited)	2010

Balance at beginning of the period	$5,005	$4,785

Loan charge-offs:
Commercial	24	4,720
Commercial real estate	-	199
Residential real estate	60	24
Consumer	29	58
Total charge-offs	113	5,001

Loan recoveries:
Commercial	2	36
Commercial real estate	-	2
Residential real estate	-	40
Consumer	7	31
Total recoveries	9	109

Provision for loan losses	329	5,112

Balance at end of the period	$5,230	$5,005

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents the balance in the allowance for loan losses disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of March 31, 2011 (unaudited) and December 31, 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
March 31, 2011 (unaudited):
Commercial	$1,937	$1,553	$3,490
Commercial real estate	207	1,106	1,313
Residential real estate	313	20	333
Consumer	-	70	70
Unallocated	-	24	24

	$2,457	$2,773	$5,230

December 31, 2010:
Commercial	$1,866	$1,386	$3,252
Commercial real estate	213	1,002	1,215
Residential real estate	285	46	331
Consumer	-	135	135
Unallocated	-	72	72

	$2,364	$2,641	$5,005

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents the balance of loans disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of March 31, 2011 (unaudited) and December 31, 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
March 31, 2011 (unaudited):
Commercial	$2,232	$100,534	$102,766
Commercial real estate	6,378	171,573	177,951
Residential real estate	1,092	52,205	53,297
Consumer	6	19,592	19,598

	$9,708	$343,904	$353,612

December 31, 2010:
Commercial	$2,500	$104,888	$107,388
Commercial real estate	5,840	168,058	173,898
Residential real estate	1,094	54,312	55,406
Consumer	7	20,301	20,308

	$9,441	$347,559	$357,000

Management monitors the credit quality of its loans on an ongoing basis.  Measurement of the delinquency and past due status are based on the contractual terms of each loan.  For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on non-accrual.  The following presents an aging analysis of the Bank’s accruing and non-accruing loans as of March 31, 2011 (unaudited) and December 31, 2010:

	30-89	90 Days
	Days	Or More
	Past Due	Past Due	Non-accrual	Current	Total
March 31, 2011 (unaudited):
Commercial	$463	$165	$1,172	$100,966	$102,766
Commercial real estate	882	1,047	1,459	174,563	177,951
Residential real estate	750	639	151	51,757	53,297
Consumer	370	49	-	19,179	19,598

	$2,465	$1,900	$2,782	$346,465	$353,612

December 31, 2010:
Commercial	$199	$136	$1,190	$105,863	$107,388
Commercial real estate	1,123	1,059	1,500	170,216	173,898
Residential real estate	1,314	401	1	53,690	55,406
Consumer	410	164	4	19,730	20,308

	$3,046	$1,760	$2,695	$349,499	$357,000

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The Bank assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Bank’s credit position at some future date.  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  They require more intensive supervision by management.  For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual.  A loan is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  At March 31, 2011 (unaudited) and December 31, 2010, the Bank had no loans classified as doubtful.

The following is a summary of credit exposure using a credit risk profile utilizing internal assigned grades as of March 31, 2011 (unaudited) and December 31, 2010:

		Special
March 31, 2011 (unaudited):	Pass	Mention	Substandard
Loans
Commercial	$98,898	$1,636	$2,232
Commercial real estate	163,291	8,282	6,378
Residential real estate	51,227	978	1,092
Consumer	19,572	20	6

	$332,988	$10,916	$9,708

December 31, 2010:
Loans
Commercial	$103,532	$1,356	$2,500
Commercial real estate	160,166	7,892	5,840
Residential real estate	53,651	661	1,094
Consumer	20,246	55	7

	$337,595	$9,964	$9,441

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful.  Typically, the Bank does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.).  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.  At March 31, 2011 (unaudited), there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  The average recorded investment in impaired loans at March 31, 2011 (unaudited) and December 31, 2010 was $3,224 and $5,050, respectively.  The following is a summary of loans considered impaired:

	March 31,
	2011	December 31,
	(unaudited)	2010
Gross impaired loans	$4,682	$4,455
Less valuation allowance for impaired loans	1,391	1,299
Recorded investment in impaired loans	$3,291	$3,156

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned for the three months ended March 31, 2011 (unaudited) and the year ended December 31, 2010 is as follows:
	March 31,
	2011	December 31,
	(unaudited)	2010
Balance at beginning of year	$2,103	$2,269
Properties acquired	-	330
Subsequent write-downs	-	(205)
Gross proceeds from sales	(20)	(260)
Losses recorded	(4)	(31)
	$2,079	$2,103

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $140,591 at March 31, 2011 (unaudited) and $140,718 at December 31, 2010.

The Bank has advances from the FHLB totaling $21,221 at March 31, 2011 (unaudited) and $33,721 at December 31, 2010.  The advances are secured by residential and commercial real estate loans and pledged securities.  They have various scheduled maturity dates beginning with May 31, 2011 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 1.88% to 4.57%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount
2011	$5,000
2012	5,000
2013	-
2014	-
2015	-
Thereafter	11,221
$21,221

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

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.89% at March 31, 2011, unaudited, and 1.88% at December 31, 2010) and distributions were $24 for the three months ended March 31, 2011 (unaudited) and $97 for the year ended December 31, 2010.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

On or after June 15, 2012, the trust preferred securities are redeemable in part or whole, at the option of the Company, for a redemption price of $1,000 per trust preferred security.  The trust preferred securities are subject to mandatory redemption on June 15, 2037, at a redemption price of $1,000 per trust preferred security.  First Sentry Bancshares, Inc. may cause the trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods.  During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

In the merger with Guaranty Financial Services, Inc., First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”), and the Company owns 100% of the common equity of the Trust.  The Trust was formed in 2003 for the purpose of issuing $4 million of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.41% at March 31, 2011 (unaudited) and 3.40% at December 31, 2011), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company.  Distributions for the three months ended March 31, 2011, totaled $34 (unaudited) and for the year ended December 31, 2010, totaled $142.

The capital securities have a 30-year term with a final maturity of June 26, 2033, but are redeemable, in whole or in part, at the option of the Company, on or after June 26, 2008, for a par value of $1,000 per trust preferred security.  First Sentry Bancshares, Inc. may cause the trust to delay payment of distributions on the trust preferred securities for up to twenty consecutive quarterly periods.  During such deferral periods, distributions to which holders of the trust preferred securities are entitled will compound quarterly at the applicable rate for each quarterly period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of March 31, 2011 (unaudited) and December 31, 2010, that the Bank meets all the capital adequacy requirements to which it is subject.

As of November 9, 2009, the date of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  As of March 31, 2011 (unaudited) and December 31, 2010, the Bank is categorized as well capitalized as disclosed in the following table.  The Bank’s actual and required capital amounts and ratios as of March 31, 2011 (unaudited) and December 31, 2010 are as follows:

					To Be Well Capitalized Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011 (unaudited):
Total Risk-Based Capital
(to Risk-Weighted Assets)	$40,385	12.0%	$27,036	8%	$33,795	10%

Tier l Capital
(to Risk-Weighted Assets)	36,147	10.7%	13,526	4%	20,288	6%

Tier l Capital
(to Adjusted Total Assets)	36,147	7.5%	19,202	4%	24,002	5%

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 7.  STOCKHOLDERS’ EQUITY (continued)

					To Be Well Capitalized Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2010:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$39,770	11.6%	$27,381	8%	$34,226	10%

Tier l Capital
(to Risk-Weighted Assets)	35,484	10.4%	13,688	4%	20,531	6%

Tier l Capital
(to Adjusted Total Assets)	35,484	7.2%	19,741	4%	24,676	5%

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

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on March 31, 2011 (unaudited) and December 31, 2010.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at Reporting Date Using:
		Quoted Prices	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2011 (unaudited):
Assets:
Investment securities:
Available-for-sale	$62,324	$-	$62,324	$-

December 31, 2010:
Assets:
Investment securities:
Available-for-sale	$61,548	$-	$61,548	$-

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

The estimated fair values of the Bank’s financial instruments at March 31, 2011 (unaudited), and December 31, 2010, do not significantly differ from their carrying amounts as reported in the balance sheet.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 9.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc. (Guaranty), a one-bank holding company located in Huntington, West Virginia.  Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which had three branch locations in the Huntington area.  The merger strengthened the Company’s banking services to the community.

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

NOTE 10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 16, 2011, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since March 31, 2011 that required recognition or disclosure in these financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning.  These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate acquired entities, if any;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.’s Annual Report dated December 31, 2010, as filed with the Securities and Exchange Commission on Form 10-K on March 25, 2011.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010

Total assets decreased $2.2 million, or 0.5%, to $488.5 million at March 31, 2011 from $490.7 million at December 31, 2010, primarily due to decreases of $6.2 million in interest-earning deposits and $3.6 million in loans, net of allowance, partially offset by an increase of $7.5 million in cash and cash equivalents.

Cash and cash equivalents increased $7.5 million, or 35.7%, to $28.7 million at March 31, 2011 from $21.1 million at December 31, 2010, primarily as a result of temporary government deposits due to semi-annual property tax receipts.

Interest-earning deposits decreased $6.2 million, or 50.1%, to $6.1 million at March 31, 2011 from $12.3 million at December 31, 2010, as cash invested in short-term certificates of deposit during 2010 matured in the first quarter of 2011 and were used to repay Federal Home Loan Bank advances.

Investments classified as available for sale increased $776,000, or 1.3%, to $62.3 million at March 31, 2011, from $61.5 million at December 31, 2010.  Investments classified as held to maturity decreased $370,000 or 1.6%, to $22.6 million at March 31, 2011, as compared to $23.0 million at December 31, 2010. We purchased $3.0 million of securities during the first three months of 2011 while $2.8 million of securities were called or matured during this period.  Purchases of investment securities consisted of callable U.S. agency securities with step features and mortgage-backed securities with an average life of less than five years.

Loans, net of allowance, decreased $3.6 million, or 1.0%, to $348.3 million at March 31, 2011, from $351.9 million at December 31, 2010.  Commercial loans decreased $4.6 million while residential real estate loans decreased $2.1 million and consumer loans decreased $710,000.  These decreases were partially offset by a $4.1 million increase in commercial real estate lending.  During the first three months of 2011, customer demand for loans remained muted primarily as a result of the continuing economic slowdown.

Deposits increased $8.4 million, or 2.1%, to $407.1 million at March 31, 2011, from $398.7 million at December 31, 2010.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $3.3 million and certificates of deposit increased $5.1 million during the first quarter of 2011 from December 31, 2010.  The growth in our core deposits can be attributed to an increase in our government NOW account balances partially offset by a decrease in our business checking account balances and our consumer and business money market account balances.  The growth in certificates of deposit can be attributed to funding from a brokered certificate of deposit and an increase in our reciprocal CDARS accounts from within our general market area.

Securities sold under agreements to repurchase increased $299,000, or 1.5%, to $19.7 million at March 31, 2011, from $19.4 million at December 31, 2010.  The increase was the result of an increase in our sweep repurchase agreements, primarily from public funds.

Federal Home Loan Bank borrowings decreased $12.5 million, or 37.1%, to $21.2 million at March 31, 2011, from $33.7 million at December 31, 2010.  The increase in our deposits coupled with a decrease in our short-term certificate of deposit investments were used to repay short-term FHLB advances.

Stockholders’ equity increased $848,000, or 2.9%, to $29.9 million at March 31, 2011, from $29.0 million at December 31, 2010.  The increase was the result of an increase in retained earnings of $656,000, due to net income of $943,000 for the three months ended March 31, 2011, partially offset by the payment of $288,000 in cash dividends to stockholders during the first quarter of 2011, and an increase in accumulated other comprehensive income of $192,000, reflecting market value fluctuations in available-for-sale investments, net of tax, during the first three months of 2011.

Average Balances and Yields.  The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  All average balances are daily average balances.  Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$354,494	$4,811	5.43%	$364,051	$5,142	5.65%
Investment securities	83,580	644	3.08 (2)	78,586	795	4.05 (2)
Interest-earning deposits and cash equivalents	12,102	42	1.39	10,950	17	0.62
Federal Home Loan Bank stock	2,827	-	-	3,038	-	-
Total interest-earning assets	453,003	5,497	4.85	456,625	5,954	5.22
Non-interest-earning assets	29,775			26,698
Total assets	$482,908			$483,323

Interest-bearing liabilities:
Savings accounts	$19,618	7	0.14	$19,081	9	0.19
Certificates of deposit	213,180	1,147	2.15	224,767	1,439	2.56
Money market	65,246	68	0.42	45,714	49	0.43
NOW	48,454	41	0.34	49,811	33	0.27
Total interest-bearing deposits	346,498	1,263	1.46	339,373	1,530	1.80
Federal Home Loan Bank advances	21,802	151	2.77	33,636	192	2.28
Securities sold under agreements to repurchase	19,954	97	1.94	19,084	100	2.10
Trust preferred securities	9,000	58	2.58	9,000	59	2.62
Total interest-bearing liabilities	397,254	1,569	1.58	401,093	1,881	1.88
Non-interest-bearing checking	54,595			51,856
Other non-interest-bearing liabilities	1,245			1,485
Total liabilities	453,094			454,434
Stockholders’ equity	29,814			28,889
Total liabilities and stockholders’ equity	$482,908			$483,323

Net interest income		$3,928			$4,073
Net interest rate spread (3)			3.27%			3.34%
Net interest-earning assets (4)	$55,749			$55,532
Net interest margin (5)			3.47%			3.57%
Average interest-earning assets to interest-bearing liabilities	114.03%			113.85%
______________________
(1)	Average yields and rates for the three months ended March 31, 2011 and 2010 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.80% and 4.68% for the three months ended March 31, 2011 and 2010, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

General.  Net income increased $74,000, or 8.5%, to $943,000 for the three months ended March 31, 2011, from $869,000 for the three months ended March 31, 2010.  The increase reflected a decrease of $374,000 in our provision for loan losses partially offset by a decrease in net interest income of $145,000 and an increase in non-interest expense of $125,000.

Interest Income.  Interest income decreased $457,000, or 7.7%, to $5.5 million for the three months ended March 31, 2011, from $6.0 million for the three months ended March 31, 2010.  The decrease resulted from a decline in the average yield on interest-earning assets of 37 basis points to 4.85% for the three months ended March 31, 2011, from 5.22% for the three months ended March 31, 2010, and a decrease in the average balance of interest-earning assets of $3.6 million, or 0.8%, to $453.0 million for the three months ended March 31, 2011, from $456.6 million for the three months ended March 31, 2010. The decline in our average yield on interest-earning assets during the three months ended March 31, 2011, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The decrease in the average balance of our interest-earning assets was primarily due to a slowdown in loan demand.

Interest income on loans decreased $331,000, or 6.4%, to $4.8 million for the three months ended March 31, 2011, from $5.1 million for the three months ended March 31, 2010.  The decrease resulted from the decrease in the average balance of loans, which decreased $9.6 million, or 2.6%, to $354.5 million for the three months ended March 31, 2011, from $364.1 million for the three months ended March 31, 2010, reflecting a slowdown in loan demand primarily due to the continuing slow economic recovery.  The average yield on our loan portfolio decreased 22 basis points, to 5.43% for the three months ended March 31, 2011, from 5.65% for the three months ended March 31, 2010, primarily as a result of the continuing low market interest rates.

Interest income on investment securities decreased $151,000, or 19.0%, to $644,000 for the three months ended March 31, 2011, from $795,000 for the three months ended March 31, 2010. The decrease resulted from a decrease in the average yield on our securities portfolio, partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 97 basis points, to 3.08% for the three months ended March 31, 2011, from 4.05% for the three months ended March 31, 2010, due primarily to bonds being called and sold and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rates.  The average balance of our securities portfolio increased $5.0 million, or 6.4%, to $83.6 million for the three months ended March 31, 2011, from $78.6 million for the three months ended March 31, 2010, primarily due to a decrease in total loans receivable and a portion of such excess liquidity invested into the Bank’s securities portfolio.

Interest income from interest-earning deposits and cash equivalents increased $25,000, or 147.1%, to $42,000 for the three months ended March 31, 2011, from $17,000 for the three months ended March 31, 2010.  The increase resulted from a combination of an increase in the average yield on our interest-earning deposits and cash equivalents coupled with an increase in the average balance in interest-earning deposits and cash equivalents.  The average yield on our interest-earning deposits and cash equivalents increased 77 basis points, to 1.39% for the three months ended March 31, 2011, from 0.62% for the three months ended March 31, 2010, primarily as a result of investing excess cash and cash equivalents into one-year term certificates of deposit during 2010.  The average balance of interest-earning deposits and cash equivalents increased $1.2 million, or 10.5%, to $12.1 million for the three months ended March 31, 2011, from $10.9 million for the three months ended March 31, 2010, primarily due to a slowdown in loan demand coupled with an increase in the Bank’s total deposits.

Interest Expense.  Interest expense decreased by $312,000 or 16.6%, to $1.6 million for the three months ended March 31, 2011, from $1.9 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on all our interest-bearing liabilities between the three months ended March 31, 2011 and 2010, and also from a decrease in the average balance of our interest-bearing liabilities between those two periods due to the payoff of short-term FHLB advances.  The average rate we paid on interest-bearing liabilities decreased 30 basis points to 1.58% for the three months ended March 31, 2011, from 1.88% for the three months ended March 31, 2010, while the average balance of interest-bearing liabilities decreased $3.8 million, or 1.0%, to $397.3 million for the three months ended March 31, 2011, from $401.1 million for the three months ended March 31, 2010.

Interest expense on certificates of deposit decreased $292,000, or 20.3%, to $1.1 million for the three months ended March 31, 2011, from $1.4 million for the three months ended March 31, 2010.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 41 basis points to 2.15% for the three months ended March 31, 2011, from 2.56% for the three months ended March 31, 2010, reflecting lower market rates.  Also contributing to the decrease in interest expense for the three months ended March 31, 2011, as compared to the prior year period was a decrease in the average balance of certificates of deposit, which decreased $11.6 million, or 5.2%, to $213.2 million for the three months ended March 31, 2011, from $224.8 million for the three months ended March 31, 2010, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $25,000 to $116,000 for the three months ended March 31, 2011, from $91,000 for the prior year period, primarily as a result of an increase in the average balance of core deposits, which increased $18.7 million, or 16.3%, to $133.3 million for the three months ended March 31, 2011, from $114.6 million for the three months ended March 31, 2010.  This increase in the average balance of core deposits resulted primarily from the Bank’s increased participation in the Insured Network Deposits (“IND”) program administered by Promontory Interfinancial Network, LLC, and the same company that administers our CDARS program.  The IND program provides stable, floating rate funding that comes from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance to customers.

Interest expense on FHLB advances decreased by $41,000 to $151,000 for the three months ended March 31, 2011, from $192,000 for the prior year period as the average balance of FHLB advances decreased $11.8 million, or 35.2%, to $21.8 million for the three months ended March 31, 2011, from $33.6 million for the three months ended March 31, 2010.  The average balance of FHLB advances declined during the period due to the Bank paying off some short-term advances.  Interest expense on securities sold under agreement to repurchase decreased by $3,000 to $97,000 for the three months ended March 31, 2011, from $100,000 for the prior year period.  The average rate we paid on securities sold under agreement to repurchase decreased 16 basis points to 1.94% for the three months ended March 31, 2011, from 2.10% for the three months ended March 31, 2010, while the average balance of securities sold under agreement to repurchase increased $870,000, or 4.6%, to $20.0 million for the three months ended March 31, 2011, from $19.1 million for the three months ended March 31, 2010.  The increase in the average balance of securities sold under agreement to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreement to repurchase.  Interest expense on trust preferred securities decreased by $1,000 during the three months ended March 31, 2011, as compared to the prior year period as the average rate we paid on trust preferred securities decreased by 4 basis points to 2.58% for the three months ended March 31, 2011, from 2.62% for the three months ended March 31, 2010.

Net Interest Income.  Net interest income decreased by $145,000, or 3.6%, to $3.9 million for the three months ended March 31, 2011, from $4.1 million for the three months ended March 31, 2010.  Our net interest rate spread decreased 7 basis points to 3.27% for the three months ended March 31, 2011, from 3.34% for the three months ended March 31, 2010, as the yield on our interest-earning assets repriced downward faster than the cost of our interest-bearing liabilities.  In our local market area, competition for loans pushed our yield on loans lower while the competition for deposits slowed the decline in interest rates paid on deposits.  Our net interest margin decreased 10 basis points to 3.47% for the three months ended March 31, 2011, from 3.57% for the three months ended March 31, 2010.  Our average net interest-earning assets increased slightly by $217,000, or 0.4%, to $55.7 million for the three months ended March 31, 2011, from $55.5 million for the three months ended March 31, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $329,000 for the three months ended March 31, 2011, and a provision for loan losses of $703,000 for the three months ended March 31, 2010.  The decrease in the provision for loan losses for the three months ended March 31, 2011, as compared to the prior year period, was based primarily on the decrease in net charge-offs for the period and the decrease in total loans receivable between the two periods.  Net charge-offs decreased by $74,000 to $104,000 for the three months ended March 31, 2011, from $178,000 for the three months ended March 31, 2010.  The allowance for loan losses was $5.2 million, or 1.48% of total loans receivable at March 31, 2011, compared to $5.3 million, or 1.46% of total loans receivable at March 31, 2010.  The increase in the ratio of the allowance for loan losses to total loans receivable at March 31, 2011, was the result of a decrease in total loans receivable between March 31, 2010 and March 31, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 89.5% at March 31, 2011, as compared to 46.6% at March 31, 2010.  Gross impaired loans increased $2.2 million, or 89.4%, to $4.7 million at March 31, 2011, from $2.5 million at March 31, 2010, primarily due to the slow recovery in the economy and a $1.1 million addition to impaired loans from one commercial customer.  The recorded investment in impaired loans increased by $1.1 million, or 52.4%, to $3.3 million at March 31, 2011, from $2.2 million at March 31, 2010, after increasing the allocation to impaired loans in the allowance for loan losses by $1.1 million, or 345.8%, to $1.4 million at March 31, 2011, from $312,000 at March 31, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2011 and 2010.

Other Income.  Other income decreased $32,000 to $310,000 for the three months ended March 31, 2011, from $342,000 for the three months ended March 31, 2010.  The decrease was primarily attributable to a decrease in overdraft fee income of $33,000 due to a decrease in the average balance of overdrawn accounts, which decreased $417,000, or 57.5%, to $308,000 for the three months ended March 31, 2011, from $725,000 for the three months ended March 31, 2010.

Other Expenses. Other expenses increased $125,000, or 5.2%, to $2.5 million for the three months ended March 31, 2011, from $2.4 million for the three months ended March 31, 2010.  The increase was primarily attributable to increased professional fees and increased insurance costs.  Professional fees increased $75,000 to $200,000 for the three months ended March 31, 2011, from $125,000 for the three months ended March 31, 2010.  The increase was due to increased professional fees related to SEC regulations, including compliance with the internal controls testing required by the Sarbanes-Oxley Act for public companies.  The increase in professional fees was also attributable to increased legal expenses related to the Bank’s legal actions against certain borrowers.  Insurance costs increased $38,000 to $215,000 for the three months ended March 31, 2011, from $177,000 for the three months ended March 31, 2010, due to an increase in FDIC insurance assessments as a result of an increase in average deposits between the first quarter of 2010 and the first quarter of 2011.

Income Tax Expense.  The provision for income taxes was $432,000 for the three months ended March 31, 2011, compared with $434,000 for the prior year period.  Our effective tax rate was 31.4% for the three months ended March 31, 2011, compared to 33.3% for the three months ended March 31, 2010, with the decrease in the effective tax rate reflecting an increase in non-taxable interest income received from municipal bond investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At March 31, 2011, this ratio was 20.96% with a contingent liquidity ratio of 39.25%.  Contingent sources of liquidity include $101.4 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $21.5 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2011, cash and cash equivalents totaled $28.7 million.  At March 31, 2011, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $62.3 million at March 31, 2011, and we had $21.2 million in outstanding borrowings at March 31, 2011.  We had $101.4 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of March 31, 2011.

At March 31, 2011, we had $5.1 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $46.7 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2011 totaled $129.2 million, or 31.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2012. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2011, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2011. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SENTRY BANCSHARES, INC. (Registrant)

Date: May 16, 2011	By:	/s/Geoffrey S. Sheils
	Name:	Geoffrey S. Sheils
	Title:	President and Chief Executive Officer

Date: May 16, 2011	By:	/s/Richard D. Hardy
	Name:	Richard D. Hardy
	Title:	Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Geoffrey S. Sheils, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Geoffrey S. Sheils, President and Chief Executive Officer, and Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.