Form 10-Q
period 2011-06-30
First Sentry Bancshares, Inc.
filed 2011-08-12
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011
or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐.

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

1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of August 12, 2011.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2011 (Unaudited) and December 31, 2010
(Dollars in Thousands, Except Per Share Data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Cash and due from banks	$10,612	$16,700
Federal funds sold	-	4,420
Cash and cash equivalents	10,612	21,120
Interest-earning deposits	5,402	12,331
Investments available-for-sale	71,862	61,548
Investments held-to-maturity (fair value approximated $21,089 and $22,786, respectively)	20,859	23,010
Federal Home Loan Bank stock, at cost	2,605	2,886
Loans, net of allowance of $5,530 (unaudited) and $5,005, respectively	358,294	351,901
Interest receivable	1,948	1,965
Bank premises and equipment, net	6,537	6,695
Other real estate owned	2,133	2,103
Goodwill and core deposit intangible	2,830	2,847
Other assets	2,922	4,278
	$486,004	$490,684

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$56,171	$56,662
Interest-bearing	338,044	342,010
Total deposits	394,215	398,672
Securities sold under agreements to repurchase	19,312	19,374
Federal Home Loan Bank advances	31,221	33,721
Interest payable	507	506
Income taxes payable	139	-
Other liabilities	708	402
	446,102	452,675
TRUST PREFERRED SECURITIES	9,000	9,000

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 5,280,000 shares authorized
1,437,651 issued and outstanding at June 30, 2011
(unaudited) and December 31, 2010	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	13,809	12,658
Accumulated other comprehensive income	361	(381)
	30,902	29,009
	$486,004	$490,684

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,843	$5,101	$9,654	$10,243
Investment securities	664	803	1,308	1,597
Interest-earning deposits and cash equivalents	18	34	60	52
	5,525	5,938	11,022	11,892
INTEREST EXPENSE
Deposits	1,233	1,509	2,496	3,039
Securities sold under agreements to repurchase	97	101	194	201
Trust preferred securities	58	58	116	117
Advances	144	181	295	373
	1,532	1,849	3,101	3,730

NET INTEREST INCOME	3,993	4,089	7,921	8,162

PROVISION FOR LOAN LOSSES	729	1,052	1,058	1,755

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,264	3,037	6,863	6,407

OTHER INCOME
Service fees	20	21	39	42
Securities gains (losses)	(1)	4	(24)	(14)
Other charges, commissions and fees	310	368	624	706
	329	393	639	734
OTHER EXPENSES
Salaries and employee benefits	1,090	1,062	2,197	2,150
Equipment and occupancy expenses	281	292	578	582
Data processing	171	156	327	312
Professional fees	183	140	383	265
Taxes, other than payroll, property and income	61	66	124	137
Insurance	126	177	341	354
Other expenses	562	596	1,058	1,097
	2,474	2,489	5,008	4,897

INCOME BEFORE INCOME TAX	1,119	941	2,494	2,244

INCOME TAX EXPENSE	336	291	768	725

NET INCOME	$783	$650	$1,726	$1,519

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.54	$0.45	$1.20	$1.06

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Income	$783	$650	$1,726	$1,519

Other comprehensive income:

Unrealized gains (losses) on securities:
Unrealized holding gains arising
during the period	664	497	926	823
Reclassification adjustment for (gains)
losses included in net income	1	(4)	24	14
	665	493	950	837

Cumulative-effect adjustment to apply GAAP for
transfer of securities from available-for-sale
to held-to-maturity	138	13	153	26

Adjustment for income tax	(253)	(201)	(361)	(335)

Other comprehensive income, net of tax	550	305	742	528

Comprehensive income	$1,333	$955	$2,468	$2,047

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	June 30,	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,726	$1,519
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,058	1,755
Depreciation and amortization	314	291
Investment securities amortization (accretion), net	216	229
Securities and trading asset losses	24	14
Write down of foreclosed properties	21	30
Loss on sale of foreclosed and repossessed properties	11	-
Changes in:
Interest receivable	17	37
Other assets	1,068	(99)
Interest payable	1	42
Income taxes payable	139	38
Other liabilities	306	(21)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,901	3,835

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	6,929	(3,085)
Maturity of investments available-for-sale	910	-
Maturity of investments held-to-maturity	1,005	145
Redemption of investments available-for-sale	12,884	21,873
Redemption of investments held-to-maturity	681	324
Purchase of investments available-for-sale	(22,826)	(29,412)
Sale of Federal Home Loan Bank stock	281	-
Net (increase) decrease in loans	(7,599)	517
Proceeds from sale of foreclosed and repossessed properties	59	160
Purchases of premises and equipment	(139)	(208)
NET CASH USED IN INVESTING ACTIVITIES	(7,815)	(9,686)

CASH FLOWS FROM FINANCING ACTIVITES
Net increase (decrease) in deposits	(4,457)	14,371
Net decrease in agreements to repurchase securities	(62)	(2,994)
Net decrease in Federal Home Loan Bank loans	(2,500)	(8,476)
Cash dividends paid	(575)	(575)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,594)	2,326

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,508)	(3,525)

CASH AND DUE FROM BANKS, BEGINNING	21,120	17,943

CASH AND DUE FROM BANKS, ENDING	$10,612	$14,418

See accompanying notes to consolidated financial statements
 (continued)

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	June 30,	June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$3,222	$3,687

Cash paid for income taxes	$844	$942

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES
Loans transferred to foreclosed and repossessed properties	$116	$330

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  All significant inter-company balances have been eliminated in consolidation.

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

In May, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S GAAP and IFRSs.  The amendments in this update explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The amendments are not expected to have a significant impact on the Company.

In June, 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income.  This update seeks to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at June 30, 2011 (unaudited) and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011 (unaudited):
Held-to-maturity:
State and political	$20,859	$371	$132	$21,098
Corporate securities	—	—	—	—
	20,859	371	132	21,098
Available-for-sale:
Mortgage-backed securities	17,287	332	36	17,583
U.S. agency	43,403	306	50	43,659
State and political	10,447	182	9	10,620
	71,137	820	95	71,862

	$91,996	$1,191	$227	$92,960

December 31, 2010:
Held-to-maturity:
State and political	$21,626	$149	$515	$21,260
Corporate securities	1,384	142	—	1,526
	23,010	291	515	22,786
Available-for-sale:
Mortgage-backed securities	14,698	204	222	14,680
U.S. agency	35,533	242	422	35,353
State and political	11,542	67	94	11,515
	61,773	513	738	61,548

	$84,783	$804	$1,253	$84,334

The amortized cost and estimated fair value of securities at June 30, 2011 (unaudited) and December 31, 2010, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

June 30, 2011 (unaudited):
One year or less	$1,316	$1,315	$1,104	$1,108
After one year through five years	776	784	8,076	8,200
After five years through ten years	8,114	8,330	12,473	12,646
After ten years	10,653	10,669	49,484	49,908

	$20,859	$21,098	$71,137	$71,862

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

During the fourth quarter of 2010, management transferred certain securities from the classification of “available-for-sale” to “held-to-maturity” after evaluating the Company’s security investment classifications.  The securities transferred included fourteen municipal securities acquired during 2010 with a book value of $8,059 and a fair value of $8,005 at October 31, 2010.  The securities have been transferred under GAAP, and the unrealized losses totaling $54 are recorded in other comprehensive income and are being amortized over the life of the securities in a manner consistent with the amortization of any premium or discount.  Management’s decision to reclassify the securities was based on the change in the Company’s ability and intent to hold these securities to maturity.  At October 31, 2010, the Company determined that it had a positive intent to hold to maturity the available-for-sale securities reclassified.  Factors used in assessing the ability to hold these securities to maturity were future liquidity needs and sources of funding.  The Company does not intend to dispose of these securities in response to needs for liquidity or use as an additional funding source.

Securities with a carrying value of $47,574 and $47,144 were pledged at June 30, 2011 (unaudited) and December 31, 2010, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at June 30, 2011 (unaudited) and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
June 30, 2011 (unaudited):
Held-to-maturity
State and political	$132	$6,532	$—	$—
Available-for-sale
Mortgage-backed securities	36	4,865	—	—
U.S. agencies	50	5,002	—	—
State and political	9	685	—	—
	$227	$17,084	$—	$—

December 31, 2010:
Held-to-maturity
State and political	$515	$10,570	$—	$—
Available-for-sale
Mortgage-backed securities	222	7,644	—	—
U.S. Agencies	422	23,709	—	—
State and political	94	3,481	—	—

	$1,253	$45,404	$—	$—

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:	June 30,	December 31,
	2011	2010
	(unaudited)
Loans
Commercial	$105,021	$107,388
Commercial real estate	185,879	173,898
Residential real estate	53,561	55,406
Consumer	19,431	20,308
	363,892	357,000
Less deferred loan fees	(68)	(94)
	363,824	356,906

Less allowance for loan losses	(5,530)	(5,005)

Loans, net of allowance	$358,294	$351,901

The allowance for loan losses is management’s estimate of probable credit losses inherent in the loan portfolio.  Management’s evaluation of the adequacy of the allowance for loan losses and the appropriate provision for credit losses is based upon a quarterly evaluation of the loan portfolio.  This evaluation is inherently subjective and requires significant estimates, including the amounts and timing of the estimated future cash flows, estimated losses on pools of loans based on historical loss experience, and consideration of current economic trends, all of which are susceptible to constant and significant change. Allocations are made for specific loans based upon management’s estimate of the borrowers’ ability to repay and other factors impacting collectability. Other loans not specifically reviewed are segregated by class and allocations are made based upon historical loss percentages adjusted for current environmental factors.  The environmental factors considered for each of the portfolios includes estimated probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet fully manifested themselves in loss allocation factors.  For purposes of determining the general allowance, the loan portfolio is segregated by product type to recognize differing risk profiles among categories.  It is further segregated by credit grade for risk-related loan pools and delinquency for homogeneous loan pools.  The outstanding principal balance within each pool is multiplied by historical loss data and certain qualitative factors to derive the general loss allocation per pool.  Loans deemed to be uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off amounts are credited to the allowance for loan losses.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Changes in the allowance for loan losses for the six months ended June 30, 2011 and 2010 (unaudited) are as follows:

	June 30,	June 30,
	2011	2010

Balance at beginning of the period	$5,005	$4,785

Loan charge-offs:
Commercial	420	1,755
Commercial real estate	50	6
Residential real estate	60	24
Consumer	35	29
Total charge-offs	565	1,814

Loan recoveries:
Commercial	2	29
Commercial real estate	18	2
Residential real estate	-	21
Consumer	12	7
Total recoveries	32	59

Provision for loan losses	1,058	1,755

Balance at end of the period	$5,530	$4,785

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents the balance in the allowance for loan losses disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of June 30, 2011 (unaudited) and December 31, 2010:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2011 (unaudited):
Commercial	$1,973	$2,133	$4,106
Commercial real estate	500	541	1,041
Residential real estate	250	60	310
Consumer	10	55	65
Unallocated	-	8	8

	$2,733	$2,797	$5,530

December 31, 2010:
Commercial	$1,866	$1,386	$3,252
Commercial real estate	213	1,002	1,215
Residential real estate	285	46	331
Consumer	-	135	135
Unallocated	-	72	72

	$2,364	$2,641	$5,005

The following presents the balance of loans disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of June 30, 2011 (unaudited) and December 31, 2010:

	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2011 (unaudited):
Commercial	$5,236	$99,785	$105,021
Commercial real estate	9,409	176,470	185,879
Residential real estate	1,598	51,963	53,561
Consumer	55	19,376	19,431

	$16,298	$347,594	$363,892

December 31, 2010:
Commercial	$2,500	$104,888	$107,388
Commercial real estate	5,840	168,058	173,898
Residential real estate	1,094	54,312	55,406
Consumer	7	20,301	20,308

	$9,441	$347,559	$357,000

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Management monitors the credit quality of its loans on an ongoing basis.  Measurement of the delinquency and past due status are based on the contractual terms of each loan.  For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on non-accrual.  The following presents an aging analysis of the Bank’s accruing and non-accruing loans as of June 30, 2011 (unaudited) and December 31, 2010:

	30-89	90 Days
	Days	Or More
	Past Due	Past Due	Non-accrual	Current	Total
June 30, 2011 (unaudited):
Commercial	$491	$298	$938	$103,294	$105,021
Commercial real estate	1,342	2,097	1,809	180,631	185,879
Residential real estate	1,274	752	293	51,242	53,561
Consumer	302	185	1	18,943	19,431

	$3,409	$3,332	$3,041	$354,110	$363,892

December 31, 2010:
Commercial	$199	$136	$1,190	$105,863	$107,388
Commercial real estate	1,123	1,059	1,500	170,216	173,898
Residential real estate	1,314	401	1	53,690	55,406
Consumer	410	164	4	19,730	20,308

	$3,046	$1,760	$2,695	$349,499	$357,000

The Bank assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Bank’s credit position at some future date.  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  They require more intensive supervision by management.  For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual.  A loan is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  At June 30, 2011 (unaudited) and December 31, 2010, the Bank had no loans classified as doubtful.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of credit exposure using a credit risk profile utilizing internal assigned grades as of June 30, 2011 (unaudited) and December 31, 2010:

June 30, 2011 (unaudited):	Pass	Special Mention	Substandard
Loans
Commercial	$101,622	$1,438	$1,961
Commercial real estate	170,045	6,200	9,634
Residential real estate	51,534	937	1,090
Consumer	19,213	22	196

	$342,414	$8,597	$12,881

December 31, 2010:
Loans
Commercial	$103,532	$1,356	$2,500
Commercial real estate	160,166	7,892	5,840
Residential real estate	53,651	661	1,094
Consumer	20,246	55	7

	$337,595	$9,964	$9,441

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful.  Typically, the Bank does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.).  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired. At June 30, 2011 (unaudited), there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  The average recorded investment in impaired loans at June 30, 2011 (unaudited) and December 31, 2010 was $3,798 and $5,050, respectively.  The following is a summary of loans considered impaired:

	June 30, 2011	December 31, 2010
	(unaudited)
Gross impaired loans	$6,373	$4,455
Less valuation allowance for impaired loans	1,427	1,299
Recorded investment in impaired loans	$4,946	$3,156

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for June 30, 2011 (unaudited) and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010
	(unaudited)
Balance at beginning of year	$2,103	$2,269
Properties acquired	75	330
Subsequent write-downs	(21)	(205)
Gross proceeds from sales	(20)	(260)
Gains (losses) recorded	(4)	(31)
	$2,133	$2,103

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $131,617 at June 30, 2011 (unaudited) and $140,718 at December 31, 2010.

The Bank had advances from the FHLB totaling $31,221 at June 30, 2011 (unaudited) and $33,721 at December 31, 2010.  The advances are secured by residential and commercial real estate loans and pledged securities.  They have various scheduled maturity dates beginning with July 22, 2011 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.17% to 4.57%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount

2011	$15,000
2012	5,000
2013	—
2014	—
2015	—
Thereafter	11,221
$31,221

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

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.83% at June 30, 2011, unaudited, and 1.88% at December 31, 2010) and distributions were $47 for the six months ended June 30, 2011 (unaudited) and $97 for the year ended December 31, 2010.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc., First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”), and the Company owns 100% of the common equity of the Trust.  The Trust was formed in 2003 for the purpose of issuing $4 million of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.35% at June 30, 2011 (unaudited) and 3.40% at December 31, 2010), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company.  Distributions for the six months ended June 30, 2011, totaled $69 (unaudited) and for the year ended December 31, 2010, totaled $142.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of June 30, 2011 (unaudited) and December 31, 2010, that the Bank meets all the capital adequacy requirements to which it is subject.

As of November 9, 2009, the date of the most recent notification from the Federal Deposit Insurance Corporation, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  As of June 31, 2011 (unaudited) and December 31, 2010, the Bank is categorized as well capitalized as disclosed in the following table.  The Bank’s actual and required capital amounts and ratios as of June 30, 2011 (unaudited) and December 31, 2010 are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011 (unaudited):
Total Risk-Based Capital (to Risk-Weighted Assets)	$40,961	11.9%	$27,560	8%	$34,450	10%

Tier l Capital (to Risk-Weighted Assets)	36,641	10.6%	13,775	4%	20,662	6%

Tier l Capital (to Adjusted Total Assets)	36,641	7.6%	19,259	4%	24,074	5%

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on June 30, 2011 (unaudited) and December 31, 2010.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2011 (unaudited):
Assets:
Investment securities:
Available-for-sale	$71,862	$-	$71,862	$-

December 31, 2010:
Assets:
Investment securities:
Available-for-sale	$61,548	$-	$61,548	$-

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

The estimated fair values of the Bank’s financial instruments at June 30, 2011 (unaudited) and December 31, 2010, do not significantly differ from their carrying amounts as reported in the balance sheet.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 9.  MERGER

On September 25, 2009, the Company acquired 100% of the outstanding stock of Guaranty Financial Services, Inc., a one-bank holding company located in Huntington, West Virginia.  Guaranty operated a bank subsidiary, Guaranty Bank & Trust Company, which had three branch locations in the Huntington area.  The merger strengthened the Company’s banking services to the community.

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

NOTE 10.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 12, 2011, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2011, that required recognition or disclosure in these financial statements.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.’s Annual Report on Form 10-K dated December 31, 2010, as filed with the Securities and Exchange Commission on March 25, 2011.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased $4.7 million, or 1.0%, to $486.0 million at June 30, 2011 from $490.7 million at December 31, 2010.  The net decrease primarily consisted of a decline in cash and cash equivalents of $10.5 million, interest-earning deposits of $6.9 million and investments held-to-maturity of $2.2 million, which was partially offset by an increase investments available-for-sale of $10.3 million and in loans, net of allowance, of $6.4 million.

Cash and cash equivalents decreased $10.5 million, or 49.8%, to $10.6 million at June 30, 2011 from $21.1 million at December 31, 2010, as excess cash not required for liquidity purposes was used to purchase investments available-for-sale.

Interest-earning deposits decreased $6.9 million, or 56.2%, to $5.4 million at June 30, 2011 from $12.3 million at December 31, 2010, as cash received from the maturing of short-term certificates of deposit were used to fund loan growth.

Investments classified as available for sale increased $10.3 million, or 16.8%, to $71.9 million at June 30, 2011, from $61.5 million at December 31, 2010, as excess cash not required for liquidity purposes was used to purchase investments available-for-sale.  Investments classified as held to maturity decreased $2.2 million, or 9.3%, to $20.9 million at June 30, 2011, as compared to $23.0 million at December 31, 2010, due to investments classified as held-to-maturity being called or reaching their contractual maturity during the six months ended June 30, 2011.  We purchased $22.8 million of securities during the first six months of 2011 while $15.5 million of securities were called or matured during this period.  Purchases of investment securities consisted primarily of callable U.S. agency securities with step features and agency mortgage-backed securities with an average life of less than five years, and to a lesser extent, mid-term municipal bonds with maturities or call dates of ten years or less.

Loans, net of allowance, increased $6.4 million, or 1.8%, to $358.3 million at June 30, 2011, from $351.9 million at December 31, 2010.  During the first six months of 2011, customer demand for commercial real estate loans improved while demand for other loan types remained muted primarily as a result of the slow economic recovery.  Commercial real estate loans increased $12.0 million, or 6.9%, to $185.9 million at June 30, 2011, from $173.9 million at December 31, 2010.  Partially offsetting this increase was a $5.1 million decrease in other loan types.  Commercial loans decreased $2.4 million, or

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

2.2%, to $105.0 million at June 30, 2011, from $107.4 million at December 31, 2010, while residential real estate loans decreased $1.8 million, or 3.3%, to $53.6 million at June 30, 2011, from $55.4 million at December 31, 2010, and consumer loans decreased $877,000, or 4.3%, to $19.4 million at June 30, 2011, from $20.3 million at December 31, 2010.

Deposits decreased $4.5 million, or 1.1%, to $394.2 million at June 30, 2011, from $398.7 million at December 31, 2010.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $4.2 million and certificates of deposit decreased $245,000 during the first six months of 2011.  The decline in our core deposits included a $2.5 million decrease in money market and savings deposits, including an $846,000 decrease in the Bank’s brokered money market deposit program.  The decline in our core deposits also included a $962,000 decrease in checking and NOW deposits, and an $837,000 decrease in public fund deposits, consisting of NOW and money market accounts.  The overall decrease in our core deposits was attributed to normal fluctuations in customers’ deposit balances.

Securities sold under agreements to repurchase decreased $62,000, or 0.3%, to $19.3 million at June 30, 2011, from $19.4 million at December 31, 2010.

Federal Home Loan Bank borrowings decreased $2.5 million, or 7.4%, to $31.2 million at June 30, 2011, from $33.7 million at December 31, 2010.  The decrease in borrowings resulted from the repayment of a $5.0 million two-year term advance, partially offset by $2.5 million of short-term borrowings.

Stockholders’ equity increased $1.9 million, or 6.5%, to $30.9 million at June 30, 2011, from $29.0 million at December 31, 2010.  The increase was the result of an increase in retained earnings of $1.2 million, due to net income of $1.7 million for the six months ended June 30, 2011, partially offset by the aggregate payment of $575,000 in cash dividends to stockholders during the first and second quarters of 2011, and an increase in accumulated other comprehensive income of $742,000, reflecting market value fluctuations in available-for-sale investments, net of tax, for the first six months of 2011.

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

	For the Three Months Ended June 30,
		2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$353,771	$4,843	5.48%	$364,474	$5,101	5.60%
Investment securities (2)	89,084	664	2.98	85,185	803	3.77
Interest-earning deposits and cash equivalents	6,111	18	1.18	12,273	34	1.11
Federal Home Loan Bank stock	2,647	-	-	3,038	-	-
Total interest-earning assets	451,613	5,525	4.89	464,970	5,938	5.11
Non-interest-earning assets	33,360			25,035
Total assets	$484,973			$490,005

Interest-bearing liabilities:
Savings accounts	$19,842	7	0.15	$19,784	10	0.20
Certificates of deposit	213,411	1,120	2.10	227,060	1,388	2.45
Money market	63,889	65	0.41	56,225	66	0.47
NOW	48,677	41	0.33	48,025	45	0.37
Total interest-bearing deposits	345,819	1,233	1.43	351,094	1,509	1.72
Federal Home Loan Bank advances	22,155	144	2.60	28,064	181	2.58
Securities sold under agreements to repurchase	19,779	97	1.96	18,242	101	2.21
Trust preferred securities	9,000	58	2.58	9,000	58	2.58
Total interest-bearing liabilities	396,753	1,532	1.54	406,400	1,849	1.82
Non-interest-bearing checking	55,811			52,592
Other non-interest-bearing liabilities	1,557			1,394
Total liabilities	454,121			460,386
Stockholders’ equity	30,852			29,619
Total liabilities and stockholders’ equity	$484,973			$490,005

Net interest income		$3,993			$4,089
Net interest rate spread (3)			3.35%			3.29%
Net interest-earning assets (4)	$54,860			$58,570
Net interest margin (5)			3.54%			3.52%
Average interest-earning assets to interest-bearing liabilities	113.83%			114.41%

_________________
(1)	Average yields and rates for the three months ended June 30, 2011 and 2010 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.64% and 4.36% for the three months ended June 30, 2011 and 2010, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

	For the Six Months Ended June 30,
	2011				2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$354,130	$9,654	5.45%	$364,264	$10,243	5.62%
Investment securities (2)	86,348	1,308	3.03	81,904	1,597	3.90
Interest-earning deposits and cash equivalents	9,090	60	1.32	11,615	52	0.90
Federal Home Loan Bank stock	2,736	-	-	3,038	-	-
Total interest-earning assets	452,304	11,022	4.87	460,821	11,892	5.16
Non-interest-earning assets	31,578			25,797
Total assets	$483,882			$486,618

Interest-bearing liabilities:
Savings accounts	$19,731	15	0.15	$19,434	19	0.20
Certificates of deposit	213,296	2,267	2.13	225,920	2,827	2.50
Money market	64,564	133	0.41	50,999	115	0.45
NOW	48,566	81	0.33	48,913	78	0.32
Total interest-bearing deposits	346,157	2,496	1.44	345,266	3,039	1.76
Federal Home Loan Bank advances	21,960	295	2.69	30,834	373	2.42
Securities sold under agreements to repurchase	19,866	194	1.95	18,661	201	2.15
Trust preferred securities	9,000	116	2.58	9,000	117	2.60
Total interest-bearing liabilities	396,983	3,101	1.56	403,761	3,730	1.85
Non-interest-bearing checking	55,206			52,226
Other non-interest-bearing liabilities	1,357			1,375
Total liabilities	453,546			457,362
Stockholders’ equity	30,336			29,256
Total liabilities and stockholders’ equity	$483,882			$486,618

Net interest income		$7,921			$8,162
Net interest rate spread (3)			3.31%			3.31%
Net interest-earning assets (4)	$55,321			$57,060
Net interest margin (5)			3.50%			3.54%
Average interest-earning assets to interest-bearing liabilities	113.94%			114.13%

________________
(1)	Average yields and rates for the six months ended June 30, 2011 and 2010 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.72% and 4.51% for the six months ended June 30, 2011 and 2010, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

General.  Net income increased $133,000, or 20.5%, to $783,000 for the three months ended June 30, 2011, from $650,000 for the three months ended June 30, 2010.  The increase reflected a decrease of $323,000 in our provision for loan losses partially offset by a decrease in net interest income of $96,000 and a decrease in other income of $64,000.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Income.  Interest income decreased $413,000, or 7.0%, to $5.5 million for the three months ended June 30, 2011, from $5.9 million for the three months ended June 30, 2010.  The decrease resulted from a decline in the average yield on interest-earning assets of 22 basis points to 4.89% for the three months ended June 30, 2011, from 5.11% for the three months ended June 30, 2010, and a decrease in the average balance of interest-earning assets of $13.4 million, or 2.9%, to $451.6 million for the three months ended June 30, 2011, from $465.0 million for the three months ended June 30, 2010. The decline in our average yield on interest-earning assets during the three months ended June 30, 2011, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The decrease in the average balance of our interest-earning assets was primarily due to a slowdown in loan demand during the first two months of the quarter.

Interest income on loans decreased $258,000, or 5.1%, to $4.8 million for the three months ended June 30, 2011, from $5.1 million for the three months ended June 30, 2010.  The decrease resulted from the decrease in the average balance of loans, which decreased $10.7 million, or 2.9%, to $353.8 million for the three months ended June 30, 2011, from $364.5 million for the three months ended June 30, 2010, reflecting a slowdown in loan demand during the first two months of the quarter primarily due to the slow economic recovery.  The average yield on our loan portfolio decreased 12 basis points, to 5.48% for the three months ended June 30, 2011, from 5.60% for the three months ended June 30, 2010, primarily as a result of the continuing low market interest rates.

Interest income on investment securities decreased $139,000, or 17.3%, to $664,000 for the three months ended June 30, 2011, from $803,000 for the three months ended June 30, 2010. The decrease resulted from a decrease in the average yield on our securities portfolio, partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 79 basis points, to 2.98% for the three months ended June 30, 2011, from 3.77% for the three months ended June 30, 2010, due primarily to bonds being called or maturing and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rate environment.  The average balance of our securities portfolio increased $3.9 million, or 4.6%, to $89.1 million for the three months ended June 30, 2011, from $85.2 million for the three months ended June 30, 2010, as excess cash not required for liquidity purposes was used to purchase investment securities.

Interest income on interest-earning deposits and cash equivalents decreased $16,000, or 47.1%, to $18,000 for the three months ended June 30, 2011, from $34,000 for the three months ended June 30, 2010.  The decrease resulted from a decrease in the average balance in interest-earning deposits and cash equivalents, partially offset by an increase in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $6.2 million, or 50.2%, to $6.1 million for the three months ended June 30, 2011, from $12.3 million for the three months ended June 30, 2010, due primarily to the maturing of short-term interest-earning deposits that came from temporary local government deposits.  The average yield on our interest-earning deposits and cash equivalents increased slightly by 7 basis points, to 1.18% for the three months ended June 30, 2011, from 1.11% for the three months ended June 30, 2010, as more cash was invested in short-term certificates of deposit with a higher interest rate while less cash was invested in overnight federal funds sold.

Interest Expense.  Interest expense decreased by $317,000 or 17.1%, to $1.5 million for the three months ended June 30, 2011, from $1.8 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on all our interest-bearing liabilities between the three months ended June 30, 2011 and 2010, and also from a decrease in the average balance of our interest-bearing liabilities between those two periods due to the payoff of short-term FHLB advances and a decrease in interest-bearing deposits.  The average rate we paid on interest-bearing liabilities decreased 28 basis points to 1.54% for the three months ended June 30, 2011, from 1.82% for the three months ended June 30, 2010, while the average balance of interest-bearing liabilities decreased $9.6 million, or 2.4%, to $396.8 million for the three months ended June 30, 2011, from $406.4 million for the three months ended June 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest expense on certificates of deposit decreased $268,000, or 19.3%, to $1.1 million for the three months ended June 30, 2011, from $1.4 million for the three months ended June 30, 2010.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 35 basis points to 2.10% for the three months ended June 30, 2011, from 2.45% for the three months ended June 30, 2010, reflecting lower market rates.  Also contributing to the decrease in interest expense for the three months ended June 30, 2011, as compared to the prior year period was a decrease in the average balance of certificates of deposit, which decreased $13.6 million, or 6.0%, to $213.4 million for the three months ended June 30, 2011, from $227.1 million for the three months ended June 30, 2010, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our interest-bearing core deposits (consisting of NOW accounts, money market accounts and savings accounts) decreased $8,000 to $113,000 for the three months ended June 30, 2011, from $121,000 for the prior year period, due to a decrease in interest rates on interest-bearing core deposits of 1 basis point to 0.33% on NOW accounts, 4 basis points to 0.41% on money market accounts and 5 basis points to 0.15% on savings accounts, which was partially offset by an increase in the average balance of core deposits, which increased $8.4 million, or 6.8%, to $132.4 million for the three months ended June 30, 2011, from $124.0 million for the three months ended June 30, 2010.  This increase in the average balance of core deposits resulted primarily from the Bank’s increased participation in the Insured Network Deposits (“IND”) program administered by Promontory Interfinancial Network, LLC, the same company that administers our CDARS program.  The IND program provides stable, floating rate funding that comes from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance to customers.

Interest expense on FHLB advances decreased by $37,000 to $144,000 for the three months ended June 30, 2011, from $181,000 for the prior year period as the average balance of FHLB advances decreased $5.9 million, or 21.1%, to $22.2 million for the three months ended June 30, 2011, from $28.1 million for the three months ended June 30, 2010.  The average balance of FHLB advances declined during the period due to the Bank paying off some short-term advances.  Interest expense on securities sold under agreements to repurchase decreased by $4,000 to $97,000 for the three months ended June 30, 2011, from $101,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 25 basis points to 1.96% for the three months ended June 30, 2011, from 2.21% for the three months ended June 30, 2010, while the average balance of securities sold under agreements to repurchase increased $1.5 million, or 8.4%, to $19.8 million for the three months ended June 30, 2011, from $18.2 million for the three months ended June 30, 2010.  The increase in the average balance of securities sold under agreements to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreements to repurchase.  Interest expense on trust preferred securities remained the same during the three months ended June 30, 2011, as compared to the prior year period, as the average rate we paid on trust preferred securities was 2.58% for the three months ended June 30, 2011 and June 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income decreased by $96,000, or 2.3%, to $4.0 million for the three months ended June 30, 2011, from $4.1 million for the three months ended June 30, 2010.  Our net interest rate spread increased 6 basis points to 3.35% for the three months ended June 30, 2011, from 3.29% for the three months ended June 30, 2010, as the cost of our interest-bearing liabilities repriced downward faster than the yield on our interest-earning assets.  In our local market area, the competition for loans has pushed our yield on loans lower while the competition for deposits has slowed the decline in interest rates paid on deposits.  Our net interest margin increased 2 basis points to 3.54% for the three months ended June 30, 2011, from 3.52% for the three months ended June 30, 2010.  Our average net interest-earning assets decreased by $3.7 million, or 6.3%, to $54.9 million for the three months ended June 30, 2011, from $58.6 million for the three months ended June 30, 2010, reflecting an increase in the average balance of non-interest-earning assets, primarily from an increase in the average balance of cash and due from banks held at our correspondent bank that earns a credit used to offset correspondent bank charges, with the non-interest-bearing balance fully insured by the FDIC until December 31, 2012.

Provision for Loan Losses.  We recorded a provision for loan losses of $729,000 for the three months ended June 30, 2011, and a provision for loan losses of $1.1 million for the three months ended June 30, 2010.  The decrease in the provision for loan losses for the three months ended June 30, 2011, as compared to the prior year period, was based primarily on the decrease in net charge-offs for the period.  Net charge-offs decreased by $1.1 million to $429,000 for the three months ended June 30, 2011, from $1.6 million for the three months ended June 30, 2010.  The allowance for loan losses was $5.5 million, or 1.52% of total loans receivable at June 30, 2011, compared to $4.8 million, or 1.32% of total loans receivable at June 30, 2010.  The increase in the ratio of the allowance for loan losses to total loans receivable at June 30, 2011, was the result of an increase in the allowance for loan losses totaling $745,000, or 15.6%, between June 30, 2010 and June 30, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 115.2% at June 30, 2011, as compared to 151.5% at June 30, 2010.  Gross impaired loans decreased $878,000, or 12.1%, to $6.4 million at June 30, 2011, from $7.3 million at June 30, 2010, primarily due to charging off loans during the second half of 2010.  The recorded investment in impaired loans decreased by $239,000, or 4.6%, to $4.9 million at June 30, 2011, from $5.2 million at June 30, 2010, reflecting the decrease in gross impaired loans partially offset by a decrease in the allocation to impaired loans in the allowance for loan losses by $639,000, or 30.9%, to $1.4 million at June 30, 2011, from $2.1 million at June 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Other Income.  Other income decreased $64,000 to $329,000 for the three months ended June 30, 2011, from $393,000 for the three months ended June 30, 2010.  The decrease was primarily attributable to a decrease in overdraft fee income of $63,000 due to a decrease in the average balance of overdrawn accounts, which decreased $616,000, or 60.6%, to $401,000 for the three months ended June 30, 2011, from $1.0 million for the three months ended June 30, 2010.

Other Expenses. Other expenses decreased slightly by $15,000, or 0.6%, and remained at $2.5 million for the three months ended June 31, 2011, as they were for the three months ended June 30, 2010. The decrease was attributable to declines of $101,000 in equipment and occupancy expenses, taxes, insurance and other expenses, partially offset by increases of $86,000 in salaries and employee benefits, data processing and professional fees.  Insurance expense decreased $51,000 to $126,000 for the three months ended June 30, 2011, from $177,000 for the three months ended June 30, 2010, primarily due to a decrease in FDIC insurance assessments due to a change in the assessment base enacted into law by the Dodd-Frank Act and effective beginning with the second quarter of 2011.  Professional fees increased $43,000 to $183,000 for the three months ended June 30, 2011, from $140,000 for the three months ended June 30, 2010.  The increase was due to increased professional fees related to SEC regulations, including compliance with the internal controls testing required by the Sarbanes-Oxley Act for public companies.  The increase in professional fees was also attributable to increased legal expenses related to the Bank’s legal actions against certain borrowers.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Income Tax Expense.  The provision for income taxes was $336,000 for the three months ended June 30, 2011, compared with $291,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 30.0% for the three months ended June 30, 2011, compared to 30.9% for the three months ended June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

General.  Net income increased $207,000, or 13.6%, to $1.7 million for the six months ended June 30, 2011, from $1.5 million for the six months ended June 30, 2010.  The increase reflected a decrease of $697,000 in our provision for loan losses partially offset by a decrease in net interest income of $241,000, a decrease in other income of $95,000 and an increase in other expenses of $111,000.

Interest Income.  Interest income decreased $870,000, or 7.3%, to $11.0 million for the six months ended June 30, 2011, from $11.9 million for the six months ended June 30, 2010.  The decrease resulted from a decline in the average yield on interest-earning assets of 29 basis points to 4.87% for the six months ended June 30, 2011, from 5.16% for the six months ended June 30, 2010, and a decrease in the average balance of interest-earning assets of $8.5 million, or 1.8%, to $452.3 million for the six months ended June 30, 2011, from $460.8 million for the six months ended June 30, 2010. The decline in our average yield on interest-earning assets during the six months ended June 30, 2011, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The decrease in the average balance of our interest-earning assets was primarily due to a slowdown in loan demand.

Interest income on loans decreased $589,000, or 5.8%, to $9.7 million for the six months ended June 30, 2011, from $10.2 million for the six months ended June 30, 2010.  The decrease resulted from the decrease in the average balance of loans, which decreased $10.1 million, or 2.8%, to $354.1 million for the six months ended June 30, 2011, from $364.3 million for the six months ended June 30, 2010, reflecting a slowdown in loan demand primarily due to the continuing slow economic recovery.  The average yield on our loan portfolio decreased 17 basis points, to 5.45% for the six months ended June 30, 2011, from 5.62% for the six months ended June 30, 2010, primarily as a result of the continuing low market interest rates.

Interest income on investment securities decreased $289,000, or 18.1%, to $1.3 million for the six months ended June 30, 2011, from $1.6 million for the six months ended June 30, 2010. The decrease resulted from a decrease in the average yield on our securities portfolio, partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 87 basis points, to 3.03% for the six months ended June 30, 2011, from 3.90% for the six months ended June 30, 2010, due primarily to bonds being called or maturing and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rate environment.  The average balance of our securities portfolio increased $4.4 million, or 5.4%, to $86.3 million for the six months ended June 30, 2011, from $81.9 million for the six months ended June 30, 2010, primarily due to the investment of excess cash not required for liquidity purposes into the Bank’s securities portfolio.

Interest income on interest-earning deposits and cash equivalents increased $8,000, or 15.4%, to $60,000 for the six months ended June 30, 2011, from $52,000 for the six months ended June 30, 2010.  The increase resulted from an increase in the average yield on our interest-earning deposits and cash equivalents, partially offset by a decrease in the average balance in interest-earning deposits and cash equivalents.  The average yield on our interest-earning deposits and cash equivalents increased by 42 basis points, to 1.32% for the six months ended June 30, 2011, from 0.90% for the six months ended June 30, 2010, primarily as a result of investing excess cash and cash equivalents into one-year term certificates of deposit during 2010 with higher interest rates than shorter-term certificates of deposit or overnight federal funds sold.  The average balance of interest-earning deposits and cash equivalents decreased $2.5 million, or 21.7%, to $9.1 million for the six months ended June 30, 2011, from $11.6 million for the six months ended June 30, 2010, due primarily to the maturing of short-term interest-earning deposits that came from temporary local government deposits.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Expense.  Interest expense decreased by $629,000 or 16.9%, to $3.1 million for the six months ended June 30, 2011, from $3.7 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on all our interest-bearing liabilities between the six months ended June 30, 2011 and 2010, and also from a decrease in the average balance of our interest-bearing liabilities between those two periods due to the payoff of short-term FHLB advances and a decrease in certificates of deposit.  The average rate we paid on interest-bearing liabilities decreased 29 basis points to 1.56% for the six months ended June 30, 2011, from 1.85% for the six months ended June 30, 2010, while the average balance of interest-bearing liabilities decreased $6.8 million, or 1.7%, to $397.0 million for the six months ended June 30, 2011, from $403.8 million for the six months ended June 30, 2010.

Interest expense on certificates of deposit decreased $560,000, or 19.8%, to $2.3 million for the six months ended June 30, 2011, from $2.8 million for the six months ended June 30, 2010.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 37 basis points to 2.13% for the six months ended June 30, 2011, from 2.50% for the six months ended June 30, 2010, reflecting lower market rates.  Also contributing to the decrease in interest expense for the six months ended June 30, 2011, as compared to the prior year period was a decrease in the average balance of certificates of deposit, which decreased $12.6 million, or 5.6%, to $213.3 million for the six months ended June 30, 2011, from $225.9 million for the six months ended June 30, 2010, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our interest-bearing core deposits (consisting of NOW accounts, money market accounts and savings accounts) increased $17,000 to $229,000 for the six months ended June 30, 2011, from $212,000 for the prior year period, primarily as a result of an increase in the average balance of interest-bearing core deposits, which increased $13.5 million, or 11.3%, to $132.9 million for the six months ended June 30, 2011, from $119.3 million for the six months ended June 30, 2010.  This increase in the average balance of core deposits resulted primarily from the Bank’s increased participation in the Insured Network Deposits (“IND”) program administered by Promontory Interfinancial Network, LLC, the same company that administers our CDARS program.  The IND program provides stable, floating rate funding that comes from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance to customers.

Interest expense on FHLB advances decreased by $78,000 to $295,000 for the six months ended June 30, 2011, from $373,000 for the prior year period as the average balance of FHLB advances decreased $8.9 million, or 28.8%, to $22.0 million for the six months ended June 30, 2011, from $30.8 million for the six months ended June 30, 2010.  The average balance of FHLB advances declined during the period due to the Bank paying off some short-term advances.  Interest expense on securities sold under agreements to repurchase decreased by $7,000 to $194,000 for the six months ended June 30, 2011, from $201,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 20 basis points to 1.95% for the six months ended June 30, 2011, from 2.15% for the six months ended June 30, 2010, while the average balance of securities sold under agreements to repurchase increased $1.2 million, or 6.5%, to $19.9 million for the six months ended June 30, 2011, from $18.7 million for the six months ended June 30, 2010.  The increase in the average balance of securities sold under agreements to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreements to repurchase.  Interest expense on trust preferred securities decreased by $1,000 during the six months ended June 30, 2011, as compared to the prior year period as the average rate we paid on trust preferred securities decreased by 2 basis points to 2.58% for the six months ended June 30, 2011, from 2.60% for the six months ended June 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income decreased by $241,000, or 3.0%, to $7.9 million for the six months ended June 30, 2011, from $8.2 million for the six months ended June 30, 2010.  Our net interest rate spread remained at 3.31% for the six months ended June 30, 2011, the same as it was for the prior year period.  In our local market area, competition for loans pushed our yield on loans lower while the competition for deposits slowed the decline in interest rates paid on deposits.  Our net interest margin decreased 4 basis points to 3.50% for the six months ended June 30, 2011, from 3.54% for the six months ended June 30, 2010.  Our average net interest-earning assets decreased by $1.7 million, or 3.0%, to $55.3 million for the six months ended June 30, 2011, from $57.1 million for the six months ended June 30, 2010, reflecting an increase in the average balance of non-interest-earning assets, primarily from an increase in the average balance of cash and due from banks held at our correspondent bank that earns a credit used to offset correspondent bank charges, with the non-interest-bearing balance fully insured by the FDIC until December 31, 2012.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.1 million for the six months ended June 30, 2011, and a provision for loan losses of $1.8 million for the six months ended June 30, 2010.  The decrease in the provision for loan losses for the six months ended June 30, 2011, as compared to the prior year period, was based primarily on the decrease in net charge-offs for the period.  Net charge-offs decreased by $1.2 million to $533,000 for the six months ended June 30, 2011, from $1.8 million for the six months ended June 30, 2010.  The allowance for loan losses was $5.5 million, or 1.52% of total loans receivable at June 30, 2011, compared to $4.8 million, or 1.32% of total loans receivable at June 30, 2010.  The increase in the ratio of the allowance for loan losses to total loans receivable at June 30, 2011, was the result of an increase in the allowance for loan losses totaling $745,000, or 15.6%, between June 30, 2010 and June 30, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 115.2% at June 30, 2011, as compared to 151.5% at June 30, 2010.  Gross impaired loans decreased $878,000, or 12.1%, to $6.4 million at June 30, 2011, from $7.3 million at June 30, 2010, primarily due to charging off loans during the second half of 2010.  The recorded investment in impaired loans decreased by $239,000, or 4.6%, to $4.9 million at June 30, 2011, from $5.2 million at June 30, 2010, reflecting the decrease in gross impaired loans partially offset by a decrease in the allocation to impaired loans in the allowance for loan losses by $639,000, or 30.9%, to $1.4 million at June 30, 2011, from $2.1 million at June 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2011 and 2010.

Other Income. Other income decreased $95,000 to $639,000 for the six months ended June 30, 2011, from $734,000 for the six months ended June 30, 2010.  The decrease was primarily attributable to a decrease in overdraft fee income of $96,000 due to a decrease in the average balance of overdrawn accounts, which decreased $517,000, or 59.3%, to $355,000 for the six months ended June 30, 2011, from $872,000 for the six months ended June 30, 2010.

Other Expenses. Other expenses increased $111,000, or 2.3%, to $5.0 million for the six months ended June 30, 2011, from $4.9 million for the six months ended June 30, 2010.  The increase was primarily attributable to increased professional fees.  Professional fees increased $118,000 to $383,000 for the six months ended June 30, 2011, from $265,000 for the six months ended June 30, 2010.  The increase was due to increased professional fees related to SEC regulations, including compliance with the internal controls testing required by the Sarbanes-Oxley Act for public companies.  The increase in professional fees was also attributable to increased legal expenses related to the Bank’s legal actions against certain borrowers.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Income Tax Expense.  The provision for income taxes was $768,000 for the six months ended June 30, 2011, compared with $725,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 30.8% for the six months ended June 30, 2011, compared to 32.3% for the six months ended June 30, 2010, with the decrease in the effective tax rate reflecting an increase in non-taxable interest income received from municipal bond investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At June 30, 2011, this ratio was 20.42% with a contingent liquidity ratio of 36.34%.  Contingent sources of liquidity include $82.4 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $21.5 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period.  At June 30, 2011, cash and cash equivalents totaled $10.6 million.  At June 30, 2011, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $71.9 million at June 30, 2011, and we had $31.2 million in outstanding borrowings at June 30, 2011.  We had $82.4 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of June 30, 2011.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

At June 30, 2011, we had $4.2 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $48.0 million in unused lines of credit to borrowers. Certificates of deposit due within one year of June 30, 2011 totaled $120.4 million, or 30.5% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2012.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2011, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

ITEM 4.                 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2011.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SENTRY BANCSHARES, INC. (Registrant)

Date: August 12, 2011	By:	/s/ Geoffrey S. Sheils
	Name:	Geoffrey S. Sheils
	Title:	President and Chief Executive Officer

Date: August 12, 2011	By:	/s/ Richard D. Hardy
	Name:	Richard D. Hardy
	Title:	Senior Vice President and Chief Financial Officer

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Geoffrey S. Sheils, President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32
Certification of Geoffrey S. Sheils, President and Chief Executive Officer, and Richard D. Hardy, Senior Vice President and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document