Form 10-Q
period 2011-09-30
First Sentry Bancshares, Inc.
filed 2011-11-14
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011
or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of November 14, 2011.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2011 (Unaudited) and December 31, 2010
(Dollars in Thousands, Except Per Share Data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Cash and due from banks	$11,846	$16,700
Federal funds sold	100	4,420
Cash and cash equivalents	11,946	21,120

Interest-earning deposits	3,438	12,331
Investments available-for-sale	87,986	61,548
Investments held-to-maturity (fair value approximated $20,757 and $22,786, respectively)	20,097	23,010
Federal Home Loan Bank stock, at cost	2,848	2,886
Loans, net of allowance of $5,880 (unaudited) and $5,005, respectively	355,239	351,901
Interest receivable	2,011	1,965
Bank premises and equipment, net	6,557	6,695
Other real estate owned	1,943	2,103
Goodwill and core deposit intangible	2,821	2,847
Other assets	3,066	4,278
	$497,952	$490,684

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$55,720	$56,662
Interest-bearing	347,352	342,010
Total deposits	403,072	398,672

Securities sold under agreements to repurchase	20,386	19,374
Federal Home Loan Bank advances	32,896	33,721
Interest payable	469	506
Income taxes payable	183	—
Other liabilities	671	402
	457,677	452,675

TRUST PREFERRED SECURITIES	9,000	9,000

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares authorized 1,437,651 issued and outstanding at September 30, 2011 (unaudited) and December 31, 2010	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	14,193	12,658
Accumulated other comprehensive income	350	(381)

	31,275	29,009

	$497,952	$490,684

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
INTEREST INCOME
Loans, including fees	$4,891	$5,071	$14,545	$15,314
Investment securities	672	723	1,980	2,320
Interest-earning deposits and cash equivalents	15	40	75	92
	5,578	5,834	16,600	17,726
INTEREST EXPENSE
Deposits	1,171	1,395	3,667	4,434
Securities sold under agreements to repurchase	93	99	287	300
Trust preferred securities	58	59	174	176
Advances	137	186	432	560
	1,459	1,739	4,560	5,470

NET INTEREST INCOME	4,119	4,095	12,040	12,256

PROVISION FOR LOAN LOSSES	1,375	1,756	2,433	3,511

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,744	2,339	9,607	8,745

OTHER INCOME
Service fees	21	20	60	62
Securities gains	238	673	214	659
Other charges, commissions and fees	327	401	951	1,108
	586	1,094	1,225	1,829
OTHER EXPENSES
Salaries and employee benefits	1,082	1,053	3,279	3,203
Equipment and occupancy expenses	253	292	831	874
Data processing	187	150	514	462
Professional fees	140	154	523	419
Taxes, other than payroll, property and income	66	73	190	210
Insurance	116	187	457	541
Other expenses	546	752	1,604	1,848
	2,390	2,661	7,398	7,557

INCOME BEFORE INCOME TAX	940	772	3,434	3,017

INCOME TAX EXPENSE	268	227	1,036	953

NET INCOME	$672	$545	$2,398	$2,064

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.47	$0.38	$1.67	$1.44

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Income	$672	$545	$2,398	$2,064

Other comprehensive income:

Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	209	90	1,135	914
Reclassification adjustment for gains included in net income	(238)	(673)	(214)	(659)
	(29)	(583)	921	255

Cumulative-effect adjustment to apply GAAP for transfer of securities from available-for-sale to held-to-maturity	7	13	160	38

Adjustment for income tax expense (benefit)	11	227	(350)	(107)

Other comprehensive income (loss), net of tax	(11)	(343)	731	186

Comprehensive income	$661	$202	$3,129	$2,250

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	September 30,	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,398	$2,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,433	3,511
Depreciation and amortization	477	446
Investment securities amortization (accretion), net	321	357
Securities gains	(214)	(659)
Write down of foreclosed properties	21	181
Loss on sale of foreclosed and repossessed properties	15	6
Changes in:
Interest receivable	(46)	94
Other assets	985	165
Interest payable	(37)	39
Income taxes payable	183	40
Other liabilities	269	62

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,805	6,306

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	8,893	(7,234)
Maturity of investments available-for-sale	1,910	180
Maturity of investments held-to-maturity	1,005	335
Redemption of investments available-for-sale	20,725	36,580
Redemption of investments held-to-maturity	1,436	363
Sales of investments available-for-sale	8,310	18,416
Purchase of investments available-for-sale	(56,000)	(52,583)
Sale of Federal Home Loan Bank stock	38	—
Net (increase) decrease in loans	(6,177)	2,385
Proceeds from sale of foreclosed and repossessed properties	470	160
Proceeds from sale of assets	—	36
Purchases of premises and equipment	(313)	(259)

NET CASH USED IN INVESTING ACTIVITIES	(19,703)	(1,621)

CASH FLOWS FROM FINANCING ACTIVITES
Net increase (decrease) in deposits	4,400	20,626
Net increase (decrease) in agreements to repurchase securities	1,012	(362)
Net decrease in Federal Home Loan Bank loans	(825)	(15,636)
Cash dividends paid	(863)	(863)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,724	3,765

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,174)	8,450

CASH AND CASH EQUIVALENTS, BEGINNING	21,120	17,943

CASH AND CASH EQUIVALENTS, ENDING	$11,946	$26,393

(Continued)

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (Unaudited)
(Dollars in Thousands)

	September 30,	September 30,
	2011	2010

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$4,779	$6,078

Cash paid for income taxes	$598	$1,118

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans transferred to foreclosed and repossessed properties	$339	$330

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  All significant inter-company balances have been eliminated in consolidation.

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other: Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test as described in previous guidance under Topic 350.  The amendments are effective for fiscal years beginning December 15, 2011.  Early adoption is permitted.  The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at September 30, 2011 (unaudited) and December 31, 2010 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011 (unaudited):
Held-to-maturity:
State and political	$20,097	$662	$2	$20,757
Corporate securities	—	—	—	—
	20,097	662	2	20,757
Available-for-sale:
Mortgage-backed securities	17,403	326	6	17,723
U.S. agency	55,875	136	88	55,923
State and political	14,012	337	9	14,340
	87,290	799	103	87,986

	$107,387	$1,461	$105	$108,743

December 31, 2010:
Held-to-maturity:
State and political	$21,626	$149	$515	$21,260
Corporate securities	1,384	142	—	1,526
	23,010	291	515	22,786
Available-for-sale:
Mortgage-backed securities	14,698	204	222	14,680
U.S. agency	35,533	242	422	35,353
State and political	11,542	67	94	11,515
	61,773	513	738	61,548

	$84,783	$804	$1,253	$84,334

The amortized cost and estimated fair value of securities at September 30, 2011 (unaudited) and December 31, 2010, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

September 30, 2011 (unaudited):
One year or less	$821	$822	$100	$100
After one year through five years	773	780	5,563	5,633
After five years through ten years	8,197	8,507	13,822	14,000
After ten years	10,306	10,648	67,805	68,253

	$20,097	$20,757	$87,290	$87,986

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

Securities with a carrying value of $58,048 and $47,144 were pledged at September 30, 2011 (unaudited) and December 31, 2010, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.  INVESTMENT SECURITIES (continued)

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at September 30, 2011 (unaudited) and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
September 30, 2011 (unaudited):	Losses	Value	Losses	Value
Held-to-maturity
State and political	$—	$—	$2	$866
Available-for-sale
Mortgage-backed securities	6	2,414	—	—
U.S. agencies	88	19,389	—	—
State and political	9	903	—	—
	$103	$22,706	$2	$866

December 31, 2010:
Held-to-maturity
State and political	$515	$10,570	$—	$—
Available-for-sale
Mortgage-backed securities	222	7,644	—	—
U.S. Agencies	422	23,709	—	—
State and political	94	3,481	—	—

	$1,253	$45,404	$—	$—

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:	September 30,
	2011	December 31,
	(unaudited)	2010
Loans
Commercial	$102,028	$107,388
Commercial real estate	183,611	173,898
Residential real estate	56,088	55,406
Consumer	19,460	20,308
	361,187	357,000
Less deferred loan fees	(68)	(94)
	361,119	356,906

Less allowance for loan losses	(5,880)	(5,005)

Loans, net of allowance	$355,239	$351,901

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Changes in the allowance for loan losses for the nine months ended September 30, 2011 and 2010 (unaudited) are as follows:

	September 30,	September 30,
	2011	2010

Balance at beginning of the period	$5,005	$4,785

Loan charge-offs:
Commercial	508	3,340
Commercial real estate	858	6
Residential real estate	171	24
Consumer	88	36
Total charge-offs	1,625	3,406

Loan recoveries:
Commercial	30	36
Commercial real estate	18	2
Residential real estate	—	21
Consumer	19	11
Total recoveries	67	70

Provision for loan losses	2,433	3,511

Balance at end of the period	$5,880	$4,960

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents the balance in the allowance for loan losses disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of September 30, 2011 (unaudited) and December 31, 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
September 30, 2011 (unaudited):	Impairment	Impairment	Total
Commercial	$2,226	$1,979	$4,205
Commercial real estate	570	559	1,129
Residential real estate	362	80	442
Consumer	40	33	73
Unallocated	—	31	31

	$3,198	$2,682	$5,880
December 31, 2010:
Commercial	$1,866	$1,386	$3,252
Commercial real estate	213	1,002	1,215
Residential real estate	285	46	331
Consumer	—	135	135
Unallocated	—	72	72

	$2,364	$2,641	$5,005

The following presents the balance of loans disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of September 30, 2011 (unaudited) and December 31, 2010:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
September 30, 2011 (unaudited):
Commercial	$5,162	$96,866	$102,028
Commercial real estate	7,721	175,890	183,611
Residential real estate	2,076	54,012	56,088
Consumer	333	19,127	19,460

	$15,292	$345,895	$361,187
December 31, 2010:
Commercial	$2,500	$104,888	$107,388
Commercial real estate	5,840	168,058	173,898
Residential real estate	1,094	54,312	55,406
Consumer	7	20,301	20,308

	$9,441	$347,559	$357,000

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Management monitors the credit quality of its loans on an ongoing basis.  Measurement of the delinquency and past due status are based on the contractual terms of each loan.  For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on non-accrual.  The following presents an aging analysis of the Bank’s accruing and non-accruing loans as of September 30, 2011 (unaudited) and December 31, 2010:

	30-89	90 Days
	Days	Or More
	Past Due	Past Due	Non-accrual	Current	Total
September 30, 2011 (unaudited):
Commercial	$1,664	$—	$986	$99,378	$102,028
Commercial real estate	579	—	4,165	178,867	183,611
Residential real estate	1,704	—	688	53,696	56,088
Consumer	429	—	158	18,873	19,460

	$4,376	$—	$5,997	$350,814	$361,187

December 31, 2010:
Commercial	$199	$136	$1,190	$105,863	$107,388
Commercial real estate	1,123	1,059	1,500	170,216	173,898
Residential real estate	1,314	401	1	53,690	55,406
Consumer	410	164	4	19,730	20,308

	$3,046	$1,760	$2,695	$349,499	$357,000

The Bank assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Bank’s credit position at some future date.  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  They require more intensive supervision by management.  For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual.  A loan is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  At September 30, 2011 (unaudited) and December 31, 2010, the Bank had no loans classified as doubtful.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.  LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of credit exposure using a credit risk profile utilizing internal assigned grades as of September 30, 2011 (unaudited) and December 31, 2010:

		Special
September 30, 2011 (unaudited):	Pass	Mention	Substandard
Loans
Commercial	$97,203	$1,395	$3,430
Commercial real estate	167,842	6,010	9,759
Residential real estate	53,537	864	1,687
Consumer	19,157	40	263

	$337,739	$8,309	$15,139
December 31, 2010:
Loans
Commercial	$103,532	$1,356	$2,500
Commercial real estate	160,166	7,892	5,840
Residential real estate	53,651	661	1,094
Consumer	20,246	55	7

	$337,595	$9,964	$9,441

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful.  Typically, the Bank does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.).  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired. At September 30, 2011 (unaudited), there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  The average recorded investment in impaired loans at September 30, 2011 (unaudited) and December 31, 2010 was $3,981 and $5,050, respectively.  The following is a summary of loans considered impaired:

	September 30,
	2011	December 31,
	(unaudited)	2010
Gross impaired loans	$5,997	$4,455
Less valuation allowance for impaired loans	1,468	1,299
Recorded investment in impaired loans	$4,529	$3,156

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 4.  OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for September 30, 2011 (unaudited) and December 31, 2010 is as follows:

	September 30,
	2011	December 31,
	(unaudited)	2010
Balance at beginning of year	$2,103	$2,269
Properties acquired	296	330
Subsequent write-downs	(21)	(205)
Gross proceeds from sales	(432)	(260)
Gains (losses) recorded	(3)	(31)

	$1,943	$2,103

NOTE 5.  FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $135,075 at September 30, 2011 (unaudited) and $140,718 at December 31, 2010.

The Bank had advances from the FHLB totaling $32,896 at September 30, 2011 (unaudited) and $33,721 at December 31, 2010.  The advances are secured by residential and commercial real estate loans and pledged securities.  They have various scheduled maturity dates beginning with October 3, 2011 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.15% to 4.57%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount

2011	$16,675
2012	5,000
2013	—
2014	—
2015	—
Thereafter	11,221
$32,896

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

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (1.93% at September 30, 2011, unaudited, and 1.88% at December 31, 2010) and distributions were $71 for the nine months ended September 30, 2011 (unaudited) and $97 for the year ended December 31, 2010.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc., First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”), and the Company owns 100% of the common equity of the Trust.  The Trust was formed in 2003 for the purpose of issuing $4 million of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.46% at September 30, 2011 (unaudited) and 3.40% at December 31, 2010), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company.  Distributions for the nine months ended September 30, 2011, totaled $103 (unaudited) and for the year ended December 31, 2010, totaled $142.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of September 30, 2011 (unaudited) and December 31, 2010, that the Bank meets all the capital adequacy requirements to which it is subject.

As of July 21, 2011, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  As of September 30, 2011 (unaudited) and December 31, 2010, the Bank is categorized as well capitalized as disclosed in the following table.  The Bank’s actual and required capital amounts and ratios as of September 30, 2011 (unaudited) and December 31, 2010 are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2011 (unaudited):
Total Risk-Based Capital (to Risk-Weighted Assets)	$41,354	12.0%	$27,501	8%	$34,376	10%

Tier l Capital (to Risk-Weighted Assets)	37,036	10.8%	13,755	4%	20,633	6%

Tier l Capital (to Adjusted Total Assets)	37,036	7.6%	19,544	4%	24,430	5%

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on September 30, 2011 (unaudited) and December 31, 2010.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at Reporting Date Using:
Quoted Prices
		in Active	Significant
		Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2011 (unaudited):
Assets:
Investment securities:
Available-for-sale	$87,986	$—	$87,986	$—

December 31, 2010:
Assets:
Investment securities:
Available-for-sale	$61,548	$—	$61,548	$—

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

The estimated fair values of the Bank’s financial instruments at September 30, 2011 (unaudited) and December 31, 2010, do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.  SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 14, 2011, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since September 30, 2011, that required recognition or disclosure in these financial statements.

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

●
changes in laws or government regulations or policies affecting financial institutions, including the implementation of the Dodd-Frank Reform Act and changes in regulatory fees and capital requirements;

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

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets increased $7.3 million, or 1.5%, to $498.0 million at September 30, 2011 from $490.7 million at December 31, 2010.  The net increase primarily consisted of a $26.4 million increase in investments available-for-sale and a $3.3 million increase in loans, net of allowance, which was partially offset by a $9.2 million decrease in cash and cash equivalents, an $8.9 million decrease in interest-earning deposits and a $2.9 million decrease in investments held-to-maturity.

Cash and cash equivalents decreased $9.2 million, or 43.4%, to $11.9 million at September 30, 2011 from $21.1 million at December 31, 2010, as excess cash not required for liquidity purposes was used to purchase investments available-for-sale.

Interest-earning deposits decreased $8.9 million, or 72.1%, to $3.4 million at September 30, 2011 from $12.3 million at December 31, 2010, as cash received from the maturing of short-term certificates of deposit were used to fund loan growth and purchase investments available-for-sale.

Investments classified as available for sale increased $26.4 million, or 43.0%, to $88.0 million at September 30, 2011, from $61.5 million at December 31, 2010, as excess cash not required for liquidity purposes was used to purchase investments available-for-sale.  Investments classified as held to maturity decreased $2.9 million, or 12.7%, to $20.1 million at September 30, 2011, as compared to $23.0 million at December 31, 2010, due to investments classified as held-to-maturity being called or reaching their contractual maturity during the nine months ended September 30, 2011.  We purchased $56.0 million of securities during the first nine months of 2011 while $25.1 million of securities were called or matured during this period and another $8.3 million of investments were sold to take advantage of some gains in the investment portfolio.  Purchases of investment securities consisted primarily of callable U.S. agency securities with step features and agency mortgage-backed securities with an average life of less than five years, and to a lesser extent, municipal bonds with maturities or call dates of ten years or less.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Loans, net of allowance, increased $3.3 million, or 0.9%, to $355.2 million at September 30, 2011, from $351.9 million at December 31, 2010.  During the first nine months of 2011, customer demand for commercial real estate loans improved while demand for other loan types remained muted, primarily as a result of the slow economic recovery in our market area.  Commercial real estate loans increased $9.7 million, or 5.6%, to $183.6 million at September 30, 2011, from $173.9 million at December 31, 2010, and residential real estate loans increased $682,000, or 1.2%, to $56.1 million at September 30, 2011, from $55.4 million at December 31, 2010.  Partially offsetting the increases was a $6.2 million decrease in other loan types.  Commercial loans decreased $5.4 million, or 5.0%, to $102.0 million at September 30, 2011, from $107.4 million at December 31, 2010, while consumer loans decreased $848,000, or 4.2%, to $19.5 million at September 30, 2011, from $20.3 million at December 31, 2010.

Deposits increased $4.4 million, or 1.1%, to $403.1 million at September 30, 2011, from $398.7 million at December 31, 2010.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $5.0 million while certificates of deposit decreased $601,000 during the first nine months of 2011.  The increase in our core deposits was primarily attributed to a temporary $11.2 million increase in government deposits due to property tax receipts that have not yet been disbursed, which was partially offset by a $4.8 million decrease in money market and savings deposits that included a $5.0 million decrease in the Bank’s brokered money market deposit program that was partially offset by a net $242,000 increase in other money market and savings deposits.  Also partially offsetting the increase in our core deposits was a $1.4 million decrease in checking and NOW deposits that was attributed to normal fluctuations in customers’ deposit balances.

Securities sold under agreements to repurchase increased $1.0 million, or 5.2%, to $20.4 million at September 30, 2011, from $19.4 million at December 31, 2010, with the increase coming from additional cash reserves being maintained by customers that purchase securities sold under agreements to repurchase.

Federal Home Loan Bank borrowings decreased $825,000, or 2.4%, to $32.9 million at September 30, 2011, from $33.7 million at December 31, 2010.  The decrease in borrowings resulted from the repayment of a $5.0 million two-year term advance, partially offset by $4.2 million of short-term borrowings.

Stockholders’ equity increased $2.3 million, or 7.8%, to $31.3 million at September 30, 2011, from $29.0 million at December 31, 2010.  The increase was the result of an increase in retained earnings of $1.5 million, due to net income of $2.4 million for the nine months ended September 30, 2011, partially offset by the aggregate payment of $863,000 in cash dividends to stockholders during the first three quarters of 2011, and an increase in accumulated other comprehensive income of $731,000, reflecting market value fluctuations in available-for-sale investments, net of tax, for the first nine months of 2011.

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

	For the Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$365,397	$4,891	5.35%	$363,626	$5,071	5.58%
Investment securities (2)	96,429	672	2.79	87,329	723	3.31
Interest-earning deposits and cash equivalents	4,455	15	1.35	11,537	40	1.39
Federal Home Loan Bank stock	2,686	—	—	3,038	—	—
Total interest-earning assets	468,967	5,578	4.76	465,530	5,834	5.01
Non-interest-earning assets	23,309			29,498
Total assets	$492,276			$495,028

Interest-bearing liabilities:
Savings accounts	$20,031	6	0.12	$19,860	9	0.18
Certificates of deposit	209,656	1,064	2.03	221,770	1,264	2.28
Money market	61,472	60	0.39	63,299	74	0.47
NOW	53,062	41	0.31	49,534	48	0.39
Total interest-bearing deposits	344,221	1,171	1.36	354,463	1,395	1.57
Federal Home Loan Bank advances	30,303	137	1.81	29,082	186	2.56
Securities sold under agreements to repurchase	19,920	93	1.87	19,154	99	2.07
Trust preferred securities	9,000	58	2.58	9,000	59	2.62
Total interest-bearing liabilities	403,444	1,459	1.45	411,699	1,739	1.69
Non-interest-bearing checking	56,276			52,251
Other non-interest-bearing liabilities	1,060			1,070
Total liabilities	460,780			465,020
Stockholders’ equity	31,496			30,008
Total liabilities and stockholders’ equity	$492,276			$495,028

Net interest income		$4,119			$4,095
Net interest rate spread (3)			3.31%			3.32%
Net interest-earning assets (4)	$65,523			$53,831
Net interest margin (5)			3.51%			3.52%
Average interest-earning assets to interest-bearing liabilities	116.24%			113.08%

(1)	Average yields and rates for the three months ended September 30, 2011 and 2010 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.38% and 3.95% for the three months ended September 30, 2011 and 2010, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

	For the Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$357,927	$14,545	5.42%	$364,049	$15,314	5.61%
Investment securities (2)	89,745	1,980	2.94	83,732	2,320	3.69
Interest-earning deposits and cash equivalents	7,528	75	1.33	11,589	92	1.06
Federal Home Loan Bank stock	2,719	—	—	3,038	—	—
Total interest-earning assets	457,919	16,600	4.83	462,408	17,726	5.11
Non-interest-earning assets	28,792			27,044
Total assets	$486,711			$489,452

Interest-bearing liabilities:
Savings accounts	$19,832	21	0.14	$19,578	28	0.19
Certificates of deposit	212,069	3,331	2.09	224,522	4,092	2.43
Money market	63,522	193	0.41	55,144	188	0.45
NOW	50,081	122	0.32	49,122	126	0.34
Total interest-bearing deposits	345,504	3,667	1.42	348,366	4,434	1.70
Federal Home Loan Bank advances	24,789	432	2.32	30,244	560	2.47
Securities sold under agreements to repurchase	19,884	287	1.92	18,827	300	2.12
Trust preferred securities	9,000	174	2.58	9,000	176	2.61
Total interest-bearing liabilities	399,177	4,560	1.52	406,437	5,470	1.79
Non-interest-bearing checking	55,567			52,234
Other non-interest-bearing liabilities	1,240			1,271
Total liabilities	455,984			459,942
Stockholders’ equity	30,727			29,510
Total liabilities and stockholders’ equity	$486,711			$489,452

Net interest income		$12,040			$12,256
Net interest rate spread (3)			3.31%			3.32%
Net interest-earning assets (4)	$58,742			$55,971
Net interest margin (5)			3.51%			3.53%
Average interest-earning assets to interest-bearing liabilities	114.72%			113.77%

(1)	Average yields and rates for the nine months ended September 30, 2011 and 2010 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.60% and 4.32% for the nine months ended September 30, 2011 and 2010, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

General.  Net income increased $127,000, or 23.3%, to $672,000 for the three months ended September 30, 2011, from $545,000 for the three months ended September 30, 2010.  The increase reflected a decrease of $381,000 in our provision for loan losses, a decrease of $271,000 in other expenses and an increase in net interest income of $24,000, partially offset by a decrease in other income of $508,000.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Income.  Interest income decreased $256,000, or 4.4%, to $5.6 million for the three months ended September 30, 2011, from $5.8 million for the three months ended September 30, 2010.  The decrease resulted from a decline in the average yield on interest-earning assets of 25 basis points to 4.76% for the three months ended September 30, 2011, from 5.01% for the three months ended September 30, 2010, partially offset by an increase in the average balance of interest-earning assets of $3.4 million, or 0.7%, to $469.0 million for the three months ended September 30, 2011, from $465.5 million for the three months ended September 30, 2010. The decline in our average yield on interest-earning assets during the three months ended September 30, 2011, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The increase in the average balance of our interest-earning assets was primarily due to an increase in investments and loans partially offset by a decrease in interest-earning cash and cash equivalents.

Interest income on loans decreased $180,000, or 3.5%, to $4.9 million for the three months ended September 30, 2011, from $5.1 million for the three months ended September 30, 2010.  The decrease resulted from the decrease in the average yield on our loan portfolio, which decreased 23 basis points to 5.35% for the three months ended September 30, 2011, from 5.58% for the three months ended September 30, 2010, primarily as a result of the continuing low market interest rates.  Partially offsetting this decrease was an increase in the average balance of loans, which increased $1.8 million, or 0.5%, to $365.4 million for the three months ended September 30, 2011, from $363.6 million for the three months ended September 30, 2010, reflecting an increase in commercial real estate lending.

Interest income on investment securities decreased $51,000, or 7.1%, to $672,000 for the three months ended September 30, 2011, from $723,000 for the three months ended September 30, 2010. The decrease resulted from a decrease in the average yield on our securities portfolio, partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 52 basis points, to 2.79% for the three months ended September 30, 2011, from 3.31% for the three months ended September 30, 2010, due primarily to bonds being called or maturing and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rate environment. The average balance of our securities portfolio increased $9.1 million, or 10.4%, to $96.4 million for the three months ended September 30, 2011, from $87.3 million for the three months ended September 30, 2010, as excess cash not required for liquidity purposes was used to purchase investment securities.

Interest income on interest-earning deposits and cash equivalents decreased $25,000, or 62.5%, to $15,000 for the three months ended September 30, 2011, from $40,000 for the three months ended September 30, 2010.  The decrease resulted from a decrease in the average balance of interest-earning deposits and cash equivalents and a decrease in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $7.1 million, or 61.4%, to $4.5 million for the three months ended September 30, 2011, from $11.5 million for the three months ended September 30, 2010, due primarily to the maturing of short-term interest-earning deposits that were used to purchase investment securities and fund new loans.  The average yield on our interest-earning deposits and cash equivalents decreased slightly by 4 basis points, to 1.35% for the three months ended September 30, 2011, from 1.39% for the three months ended September 30, 2010.

Interest Expense.  Interest expense decreased by $280,000 or 16.1%, to $1.5 million for the three months ended September 30, 2011, from $1.7 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on our interest-bearing liabilities between the three months ended September 30, 2011 and 2010, and also from a decrease in the average balance of our interest-bearing liabilities between those two periods due to a decrease in the average balance of our interest-bearing deposits.  The average rate we paid on interest-bearing liabilities decreased 24 basis points to 1.45% for the three months ended September 30, 2011, from 1.69% for the three months ended September 30, 2010, while the average balance of interest-bearing liabilities decreased $8.3 million, or 2.0%, to $403.4 million for the three months ended September 30, 2011, from $411.7 million for the three months ended September 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest expense on certificates of deposit decreased $200,000, or 15.8%, to $1.1 million for the three months ended September 30, 2011, from $1.3 million for the three months ended September 30, 2010.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 25 basis points to 2.03% for the three months ended September 30, 2011, from 2.28% for the three months ended September 30, 2010, reflecting lower market rates.  Also contributing to the decrease in interest expense on certificates of deposit for the three months ended September 30, 2011, as compared to the prior year period was a decrease in the average balance of certificates of deposit, which decreased $12.1 million, or 5.5%, to $209.7 million for the three months ended September 30, 2011, from $221.8 million for the three months ended September 30, 2010, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our interest-bearing core deposits (consisting of NOW accounts, money market accounts and savings accounts) decreased $24,000 to $107,000 for the three months ended September 30, 2011, from $131,000 for the prior year period, due to a decrease in the average rate paid on interest-bearing core deposits of 8 basis points to 0.31% on NOW accounts, 8 basis points to 0.39% on money market accounts and 6 basis points to 0.12% on savings accounts, which was partially offset by an increase in the average balance of interest-bearing core deposits, which increased $1.9 million, or 1.4%, to $134.6 million for the three months ended September 30, 2011, from $132.7 million for the three months ended September 30, 2010.  This increase in the average balance of core deposits resulted primarily from an increase in deposits from within our general market area.

Interest expense on FHLB advances decreased by $49,000 to $137,000 for the three months ended September 30, 2011, from $186,000 for the prior year period as the average rate paid on FHLB advances decreased 75 basis points to 1.81% for the three months ended September 30, 2011, from 2.56% for the three months ended September 30, 2010.  Partially offsetting this decrease was an increase in the average balance of FHLB advances, which increased $1.2 million, or 4.2%, to $30.3 million for the three months ended September 30, 2011, from $29.1 million for the three months ended September 30, 2010.  The average balance of FHLB advances increased during the period due to a decrease in the average balance of interest-bearing deposits.  Interest expense on securities sold under agreements to repurchase decreased by $6,000 to $93,000 for the three months ended September 30, 2011, from $99,000 for the prior year period. The average rate we paid on securities sold under agreements to repurchase decreased 20 basis points to 1.87% for the three months ended September 30, 2011, from 2.07% for the three months ended September 30, 2010, while the average balance of securities sold under agreements to repurchase increased $766,000, or 4.0%, to $19.9 million for the three months ended September 30, 2011, from $19.2 million for the three months ended September 30, 2010.  The increase in the average balance of securities sold under agreements to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreements to repurchase.  Interest expense on trust preferred securities decreased $1,000 to $58,000 for the three months ended September 30, 2011, from $59,000 for the prior year period, reflecting a decrease in the average rate paid on trust preferred securities of 4 basis points to 2.58% for the three months ended September 30, 2011, from 2.62% for the three months ended September 30, 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income increased by $24,000, or 0.6%, to $4.1 million for the three months ended September 30, 2011, when compared to the prior year period.  Our net interest rate spread decreased 1 basis point to 3.31% for the three months ended September 30, 2011, from 3.32% for the three months ended September 30, 2010, as the yield on our interest-earning assets moved lower in step with a decrease in the cost of our interest-bearing liabilities.  In our local market area, the competition for loans has pushed our yield on loans lower while the competition for deposits has slowed the decline in interest rates paid on deposits.  Our net interest margin also decreased 1 basis point to 3.51% for the three months ended September 30, 2011, from 3.52% for the three months ended September 30, 2010.  Our average net interest-earning assets increased by $11.7 million, or 21.7%, to $65.5 million for the three months ended September 30, 2011, from $53.8 million for the three months ended September 30, 2010, allowing our net interest income to remain level even though the yield on our interest-earning assets declined for the three months ended September 30, 2011, when compared to the prior year period.

Provision for Loan Losses.  We recorded a provision for loan losses of $1.4 million for the three months ended September 30, 2011, and a provision for loan losses of $1.8 million for the three months ended September 30, 2010.  The decrease in the provision for loan losses for the three months ended September 30, 2011, as compared to the prior year period, was based primarily on the decrease in net charge-offs for the period.  Net charge-offs decreased by $556,000 to $1.0 million for the three months ended September 30, 2011, from $1.6 million for the three months ended September 30, 2010.  The allowance for loan losses was $5.9 million, or 1.63% of total loans receivable at September 30, 2011, compared to $5.0 million, or 1.39% of total loans receivable at September 30, 2010.  The increase in the ratio of the allowance for loan losses to total loans receivable at September 30, 2011, was the result of an increase in the allowance for loan losses totaling $920,000, or 18.5%, between September 30, 2010 and September 30, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 102.0% at September 30, 2011, as compared to 121.4% at September 30, 2010.  Gross impaired loans decreased $26,000, or 0.4%, to $6.0 million at September 30, 2011, as compared to the prior year period. The recorded investment in impaired loans increased by $770,000, or 20.5%, to $4.5 million at September 30, 2011, from $3.8 million at September 30, 2010, reflecting a decrease in the allocation to impaired loans in the allowance for loan losses by $796,000, or 35.2%, to $1.5 million at September 30, 2011, from $2.3 million at September 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

Other Income.  Other income decreased $508,000 to $586,000 for the three months ended September 30, 2011, from $1.1 million for the three months ended September 30, 2010.  The decrease was primarily attributable to a $435,000 decrease in gains from the sale of investments that were realized during the three months ended September 30, 2011, when compared to the prior year three-month period. Management decided to take advantage of current market conditions and realized gains totaling $238,000 from the sale of investments classified as available-for-sale during the three months ended September 30, 2011, as compared to a gain of $673,000 realized for the three months ended September 30, 2010.  Also contributing to the decrease in other income was a decrease in overdraft fee income of $89,000, or 32.9%, to $183,000 for the three months ended September 30, 2011, from $272,000 for the three months ended September 30, 2010.  This decrease resulted from changes to our overdraft program initiated in response to the Federal Deposit Insurance Corporation’s Supervisory Guidance that became effective July 1, 2011.

Other Expenses. Other expenses decreased $271,000, or 10.2%, to $2.4 million for the three months ended September 30, 2011, from $2.7 million for the three months ended September 30, 2010.  The decrease in other expenses was primarily attributable to a $230,000 decline in other real estate owned expenses, which decreased to $37,000 for the three months ended September 30, 2011, from $267,000 for the three months ended September 30, 2010.  Additional other real estate owned expenses incurred during the third quarter in 2010 included write downs of property values totaling $151,000, the payment of $47,000 in real estate taxes and the payment of $39,000 for repairs required at two of the properties.  Also contributing to the decrease in other expenses was a decline in insurance expense, which decreased $71,000 to $116,000 for the three months ended September 30, 2011, from $187,000 for the three months ended September 30, 2010, primarily due to a decrease in FDIC insurance assessments due to a change in the assessment base enacted into law by the Dodd-Frank Act and effective beginning with the second quarter of 2011.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Income Tax Expense.  The provision for income taxes was $268,000 for the three months ended September 30, 2011, compared with $227,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 28.5% for the three months ended September 30, 2011, compared to 29.4% for the three months ended September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

General.  Net income increased $334,000, or 16.2%, to $2.4 million for the nine months ended September 30, 2011, from $2.1 million for the nine months ended September 30, 2010.  The increase reflected a decrease of $1.1 million in our provision for loan losses and a $159,000 decrease in other expenses partially offset by a decrease in other income of $604,000 and a decrease in net interest income of $216,000.

Interest Income.  Interest income decreased $1.1 million, or 6.4%, to $16.6 million for the nine months ended September 30, 2011, from $17.7 million for the nine months ended September 30, 2010.  The decrease resulted from a decline in the average yield on interest-earning assets of 28 basis points to 4.83% for the nine months ended September 30, 2011, from 5.11% for the nine months ended September 30, 2010, and a decrease in the average balance of interest-earning assets of $4.5 million, or 1.0%, to $457.9 million for the nine months ended September 30, 2011, from $462.4 million for the nine months ended September 30, 2010. The decline in our average yield on interest-earning assets during the nine months ended September 30, 2011, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The decrease in the average balance of our interest-earning assets was primarily due to a slowdown in loan demand.

Interest income on loans decreased $769,000, or 5.0%, to $14.5 million for the nine months ended September 30, 2011, from $15.3 million for the nine months ended September 30, 2010.  The decrease resulted from the decrease in the average balance of loans, which decreased $6.1 million, or 1.7%, to $357.9 million for the nine months ended September 30, 2011, from $364.0 million for the nine months ended September 30, 2010, reflecting a slowdown in loan demand primarily due to the continuing slow economic recovery.  The average yield on our loan portfolio decreased 19 basis points, to 5.42% for the nine months ended September 30, 2011, from 5.61% for the nine months ended September 30, 2010, primarily as a result of the continuing low market interest rates.

Interest income on investment securities decreased $340,000, or 14.7%, to $2.0 million for the nine months ended September 30, 2011, from $2.3 million for the nine months ended September 30, 2010. The decrease resulted from a decrease in the average yield on our securities portfolio, partially offset by an increase in the average balance of our securities portfolio.  The average yield on our securities portfolio decreased by 75 basis points, to 2.94% for the nine months ended September 30, 2011, from 3.69% for the nine months ended September 30, 2010, due primarily to bonds being called or maturing and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rate environment.  The average balance of our securities portfolio increased $6.0 million, or 7.2%, to $89.7 million for the nine months ended September 30, 2011, from $83.7 million for the nine months ended September 30, 2010, primarily due to the investment of excess cash not required for liquidity purposes into the Bank’s securities portfolio.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest income on interest-earning deposits and cash equivalents decreased $17,000, or 18.5%, to $75,000 for the nine months ended September 30, 2011, from $92,000 for the nine months ended September 30, 2010.  The decrease resulted from a decline in the average balance of interest-earning deposits and cash equivalents, partially offset by an increase in the average yield on our interest-earning deposits and cash equivalents.  The average balance of interest-earning deposits and cash equivalents decreased $4.1 million, or 35.0%, to $7.5 million for the nine months ended September 30, 2011, from $11.6 million for the nine months ended September 30, 2010, due primarily to the maturing of short-term interest-earning deposits that came from temporary local government deposits.  The average yield on our interest-earning deposits and cash equivalents increased by 27 basis points, to 1.33% for the nine months ended September 30, 2011, from 1.06% for the nine months ended September 30, 2010, primarily as a result of investing excess cash and cash equivalents into one- to two-year term certificates of deposit during 2010 with higher interest rates than shorter-term certificates of deposit or overnight federal funds sold.

Interest Expense.  Interest expense decreased by $910,000 or 16.6%, to $4.6 million for the nine months ended September 30, 2011, from $5.5 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on all our interest-bearing liabilities between the nine months ended September 30, 2011 and 2010, and also from a decrease in the average balance of our interest-bearing liabilities between those two periods due to the payoff of short-term FHLB advances and a decrease in the average balance of certificates of deposit.  The average rate we paid on interest-bearing liabilities decreased 27 basis points to 1.52% for the nine months ended September 30, 2011, from 1.79% for the nine months ended September 30, 2010, while the average balance of interest-bearing liabilities decreased $7.3 million, or 1.8%, to $399.2 million for the nine months ended September 30, 2011, from $406.4 million for the nine months ended September 30, 2010.

Interest expense on certificates of deposit decreased $761,000, or 18.6%, to $3.3 million for the nine months ended September 30, 2011, from $4.1 million for the nine months ended September 30, 2010.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 34 basis points to 2.09% for the nine months ended September 30, 2011, from 2.43% for the nine months ended September 30, 2010, reflecting lower market rates.  Also contributing to the decrease in interest expense on certificates of deposit for the nine months ended September 30, 2011, as compared to the prior year period was a decrease in the average balance of certificates of deposit, which decreased $12.5 million, or 5.5%, to $212.1 million for the nine months ended September 30, 2011, from $224.5 million for the nine months ended September 30, 2010, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our interest-bearing core deposits (consisting of NOW accounts, money market accounts and savings accounts) decreased $6,000 to $336,000 for the nine months ended September 30, 2011, from $342,000 for the prior year period, primarily as a result of a decrease in the average rate paid on our interest-bearing core deposits, which decreased 3 basis points to 0.34% for the nine months ended September 30, 2011, from 0.37% for the prior year period.  Partially offsetting this decrease was an increase in the average balance of interest-bearing core deposits, which increased $9.6 million, or 7.7%, to $133.4 million for the nine months ended September 30, 2011, from $123.8 million for the nine months ended September 30, 2010.  This increase in the average balance of core deposits resulted primarily from the Bank’s increased participation in the Insured Network Deposits (“IND”) program administered by Promontory Interfinancial Network, LLC, the same company that administers our CDARS program.  The IND program provides stable, floating rate funding that comes from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance to customers.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest expense on FHLB advances decreased by $128,000 to $432,000 for the nine months ended September 30, 2011, from $560,000 for the prior year period as the average balance of FHLB advances decreased $5.5 million, or 18.0%, to $24.8 million for the nine months ended September 30, 2011, from $30.2 million for the nine months ended September 30, 2010.  The average balance of FHLB advances declined during the period due to the Bank paying off some short-term advances.  Also contributing to the decrease in interest expense on FHLB advances for the nine months ended September 30, 2011, as compared to the prior year period was a decrease in the average rate paid on FHLB advances, which decreased 15 basis points to 2.32% for the nine months ended September 30, 2011, from 2.47% for the nine months ended September 30, 2010, reflecting lower interest rates at the Federal Home Loan Bank of Pittsburgh.  Interest expense on securities sold under agreements to repurchase decreased by $13,000 to $287,000 for the nine months ended September 30, 2011, from $300,000 for the prior year period.  The average rate we paid on securities sold under agreements to repurchase decreased 20 basis points to 1.92% for the nine months ended September 30, 2011, from 2.12% for the nine months ended September 30, 2010, while the average balance of securities sold under agreements to repurchase increased $1.1 million, or 5.6%, to $19.9 million for the nine months ended September 30, 2011, from $18.8 million for the nine months ended September 30, 2010.  The increase in the average balance of securities sold under agreements to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreements to repurchase.  Interest expense on trust preferred securities decreased by $2,000 during the nine months ended September 30, 2011, as compared to the prior year period as the average rate we paid on trust preferred securities decreased by 3 basis points to 2.58% for the nine months ended September 30, 2011, from 2.61% for the nine months ended September 30, 2010.

Net Interest Income.  Net interest income decreased by $216,000, or 1.8%, to $12.0 million for the nine months ended September 30, 2011, from $12.3 million for the nine months ended September 30, 2010.  Our net interest rate spread decreased 1 basis point to 3.31% for the nine months ended September 30, 2011, from 3.32% for the nine months ended September 30, 2010, as the yield on our interest-earning assets moved lower in step with a decrease in the cost of our interest-bearing liabilities.  In our local market area, the competition for loans has pushed our yield on loans lower while the competition for deposits has slowed the decline in interest rates paid on deposits.  Our net interest margin decreased 2 basis points to 3.51% for the nine months ended September 30, 2011, from 3.53% for the nine months ended September 30, 2010.  Our average net interest-earning assets increased by $2.8 million, or 5.0%, to $58.7 million for the nine months ended September 30, 2011, from $56.0 million for the nine months ended September 30, 2010.

Provision for Loan Losses.  We recorded a provision for loan losses of $2.4 million for the nine months ended September 30, 2011, and a provision for loan losses of $3.5 million for the nine months ended September 30, 2010.  The decrease in the provision for loan losses for the nine months ended September 30, 2011, as compared to the prior year period, was based primarily on the decrease in net charge-offs for the period.  Net charge-offs decreased by $1.8 million to $1.6 million for the nine months ended September 30, 2011, from $3.3 million for the nine months ended September 30, 2010.  The allowance for loan losses was $5.9 million, or 1.63% of total loans receivable at September 30, 2011, compared to $5.0 million, or 1.39% of total loans receivable at September 30, 2010.  The increase in the ratio of the allowance for loan losses to total loans receivable at September 30, 2011, was the result of an increase in the allowance for loan losses totaling $920,000, or 18.5%, between September 30, 2010 and September 30, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 102.0% at September 30, 2011, as compared to 121.4% at September 30, 2010.  Gross impaired loans decreased $26,000, or 0.4%, to $6.0 million at September 30, 2011, as compared to the prior year period. The recorded investment in impaired loans increased by $770,000, or 20.5%, to $4.5 million at September 30, 2011, from $3.8 million at September 30, 2010, reflecting a decrease in the allocation to impaired loans in the allowance for loan losses by $796,000, or 35.2%, to $1.5 million at September 30, 2011, from $2.3 million at September 30, 2010.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2011 and 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Other Income. Other income decreased $604,000 to $1.2 million for the nine months ended September 30, 2011, from $1.8 million for the nine months ended September 30, 2010.  The decrease was primarily attributable to a $445,000 decrease in gains from the sale of investments that were realized during the nine months ended September 30, 2011, when compared to the prior year nine-month period. Management decided to take advantage of current market conditions and realized gains totaling $214,000 from the sale of investments classified as available-for-sale during the nine months ended September 30, 2011, as compared to a gain of $659,000 realized for the nine months ended September 30, 2010.  Also contributing to the decrease in other income was a decrease in overdraft fee income of $185,000, or 25.7%, to $536,000 for the nine months ended September 30, 2011, from $721,000 for the nine months ended September 30, 2010.  The decrease was due to a decrease in the average balance of overdrawn accounts, which decreased $432,000, or 44.5%, to $539,000 for the nine months ended September 30, 2011, from $971,000 for the nine months ended September 30, 2010.  Also contributing to the decrease in overdraft fee income were changes to our overdraft program initiated in response to the Federal Deposit Insurance Corporation’s Supervisory Guidance that became effective July 1, 2011.

Other Expenses. Other expenses decreased $159,000, or 2.1%, to $7.4 million for the nine months ended September 30, 2011, from $7.6 million for the nine months ended September 30, 2010.  The decrease in other expenses was primarily attributable to a $206,000 decline in other real estate owned expenses, which decreased to $162,000 for the nine months ended September 30, 2011, from $368,000 for the nine months ended September 30, 2010.  Additional other real estate owned expenses incurred in 2010 during the first nine months of the year were write downs of property values totaling $181,000 and the payment of $57,000 for repairs required at two of the properties.  Also contributing to the decrease in other expenses was a decline in insurance expense, which decreased $84,000 to $457,000 for the nine months ended September 30, 2011, from $541,000 for the nine months ended September 30, 2010, primarily due to a decrease in FDIC insurance assessments due to a change in the assessment base enacted into law by the Dodd-Frank Act and effective beginning with the second quarter of 2011.  Partially offsetting the decrease in other expenses was an increase in professional fees, which increased $104,000, to $523,000 for the nine months ended September 30, 2011, from $419,000 for the nine months ended September 30, 2010.  The increase was due to increased professional fees related to SEC regulations, including compliance with the internal controls testing required by the Sarbanes-Oxley Act for public companies.  The increase in professional fees was also attributable to increased legal expenses related to the Bank’s legal actions against certain borrowers.

Income Tax Expense.  The provision for income taxes was $1.0 million for the nine months ended September 30, 2011, compared with $953,000 for the prior year period, reflecting an increase in taxable income between the comparative periods.  Our effective tax rate was 30.2% for the nine months ended September 30, 2011, compared to 31.6% for the nine months ended September 30, 2010, with the decrease in the effective tax rate reflecting an increase in non-taxable interest income received from municipal bond investments.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At September 30, 2011, this ratio was 20.15% with a contingent liquidity ratio of 36.23%.  Contingent sources of liquidity include $84.2 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $21.5 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2011.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period.  At September 30, 2011, cash and cash equivalents totaled $11.9 million.  At September 30, 2011, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $88.0 million at September 30, 2011.  We had $32.9 million in outstanding borrowings at September 30, 2011.  We had $84.2 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of September 30, 2011.

At September 30, 2011, we had $8.5 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $53.3 million in unused lines of credit to borrowers. Certificates of deposit due within one year of September 30, 2011 totaled $119.8 million, or 29.7% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2012.  We believe, however, based on past experience that a significant portion of such deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2011, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2011.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FIRST SENTRY BANCSHARES, INC.
(Registrant)

Date: November 14, 2011	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer

Date: November 14, 2011	/s/ Richard D. Hardy
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