Form 10-K
period 2011-12-31
First Sentry Bancshares, Inc.
filed 2012-03-29
CIK 1451432

United States

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-53790

First Sentry Bancshares, Inc.

(Exact name of registrant as specified in its charter)

West Virginia	03-0398338
(State or other jurisdiction of	Identification Number)
(I.R.S. Employer	incorporation or organization)

823 Eighth Street, Huntington, West Virginia	25701
(Address of Principal Executive Offices)	Zip Code

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐   NO  ☒

As of March 29, 2012, there were issued and outstanding 1,437,651 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sales price on June 30, 2011 was $26.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

First Sentry Bancshares, Inc.

 Annual Report on Form 10-K

For The Year Ended

 December 31, 2011

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

First Sentry Bancshares, Inc. and First Sentry Bank

In 2002, First Sentry Bancshares, Inc. (the “Company”) became the bank holding company of First Sentry Bank (the “Bank”). On September 25, 2009, we completed our merger with Guaranty Financial Services, Inc. and became an SEC reporting company. We do not have any business activities other than our ownership of First Sentry Bank common stock and our two business trusts relating to trust preferred securities. As the holding company of First Sentry Bank, we are authorized to pursue other business activities permitted by applicable laws and regulations for bank holding companies. Our executive office is located at 823 Eighth Street, Huntington, West Virginia. Our telephone number is (304) 522-6400. At December 31, 2011, we had $496.1 million in consolidated assets, $401.8 million in deposits and $31.6 million in consolidated stockholders’ equity. We are subject to extensive regulation by the Board of Governors of the Federal Reserve System.

All of our officers and directors are also officers and directors of First Sentry Bank. In addition, we use the support staff of First Sentry Bank from time to time.

General

We were organized in 1996 to provide residents of Cabell County, West Virginia, and particularly the Huntington, West Virginia market area with a local community bank. Our principal business consists of accepting deposits, originating commercial real estate loans, commercial loans, one- to four-family residential mortgage loans and, to a lesser extent, originating consumer loans. We also invest in investment securities. We operate from our main office in Huntington, West Virginia and three branch offices located in Cabell and Lincoln counties, West Virginia.

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

Market Area

Our primary market area is Cabell County, West Virginia, and we also operate a full service branch in Lincoln County, West Virginia. According to the 2010 U.S. Census Bureau data, Cabell County experienced a (0.5%) population decrease from 2000 to 2010 while Lincoln County experienced a (1.8%) population decrease from 2000 to 2010. Our market area is projected to continue to experience declining demographic trends. According to the 2010 U.S. Census Bureau, Cabell County is the 3rd most populous county in the state of West Virginia and Lincoln County is the 32nd most populous county. The top three business segments in Cabell County are health care, railroad, and manufacturing while the top three business segments in Lincoln County are natural resource extraction, education, and retail.

2010 U.S. Census Bureau data shows a total population in Cabell County of 96,319 and a total population in Lincoln County of 21,720, with little to no growth projected for 2011 in either county. The 2010 median household income for Cabell County and Lincoln County was $34,492 and $30,868, respectively. The 2010 median household income for the State of West Virginia was $38,380.

Cabell County is home to top corporate sector employers such as CSX, Special Metals Corp., St. Mary’s Regional Medical Center, Cabell Huntington Hospital, Steel of West Virginia, Alcon and GC Services. Some of the top employers in Lincoln County are Coal River Mining, Stowers & Sons Trucking, Chesapeake Energy, and the Lincoln County Board of Education. According to 2010 U.S. Census Bureau data, 33.5% of the population in Cabell County is employed in management/professional positions, 27.7% in sales/office, and 20.6% in the service industry. In Lincoln County, 24.4% of the population is employed in natural resource extraction and related occupations, 22.3% in sales/office occupations, and 19.8% in the service industry.

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

Our deposit sources are primarily concentrated in the communities surrounding our banking offices in Cabell and Lincoln Counties, West Virginia. As of June 30, 2011 (the latest date for which information is publicly available), we ranked first in deposit market share, with a 15.3% market share in the Cabell County market area and ranked fifth in deposit market share, with a 7.3% market share in the Lincoln County market area.

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

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Loans:
Commercial real estate	$179,778	50.24%	$173,898	48.71%	$170,515	46.64%	$107,458	47.93%	$98,583	47.55%
Commercial	104,271	29.14	107,388	30.08	115,996	31.73	68,116	30.38	64,103	30.92
Residential real estate	54,941	15.35	55,406	15.52	55,332	15.13	35,543	15.85	31,341	15.12
Consumer	18,865	5.27	20,308	5.69	23,767	6.50	13,091	5.84	13,297	6.41
Total loans	357,855	100.00%	357,000	100.00%	365,610	100.00%	224,208	100.00%	207,324	100.00%

Other items:
Unearned fees and discounts, net	(88)		(94)		(64)		(36)		(34)
Undisbursed loan funds	—		—		—		—		—
Allowance for loan losses	(5,855)		(5,005)		(4,785)		(3,227)		(2,852)

Total loans, net	$351,912		$351,901		$360,761		$220,945		$204,438

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial real estate		Commercial		Residential real estate		Consumer		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2012	$42,563	5.57%	$31,891	4.65%	$7,820	5.70%	$3,385	5.25%	$85,659	5.23%
2013 to 2014	52,122	5.83	20,483	5.24	11,260	5.53	4,907	7.28	88,772	5.74
2015 to 2016	59,802	5.54	10,164	5.57	10,357	4.97	5,092	6.84	85,415	5.55
2017 to 2021	9,865	4.79	12,742	4.67	22,817	4.73	5,328	7.30	50,752	5.00
2022 and beyond	15,426	4.83	28,991	4.13	2,687	6.27	153	7.06	47,257	4.49

Total	$179,778	5.53%	$104,271	4.71%	$54,941	5.15%	$18,865	6.80%	$357,855	5.30%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2011 that are contractually due after December 31, 2012.

	Due After December 31, 2012
	Fixed	Adjustable	Total
	(In thousands)

Loans:
Commercial real estate	$92,854	$44,361	$137,215
Commercial	24,156	48,224	72,380
Residential real estate	32,781	14,340	47,121
Consumer	14,744	736	15,480

Total loans	$164,535	$107,661	$272,196

Commercial Real Estate Loans. Commercial real estate loans totaled $179.8 million, or 50.2% of our loan portfolio as of December 31, 2011. Our commercial real estate loans are generally secured by such collateral as apartment buildings, office buildings and shopping centers. We occasionally enter into commercial real estate loan participations and Small Business Administration guaranteed loans. At December 31, 2011, our commercial real estate loan portfolio consisted of 774 loans outstanding. For the year ended December 31, 2011 the average commercial real estate loan balance was approximately $232,000. Our largest commercial real estate loan had a principal balance of $4.0 million at December 31, 2011, and was secured by townhomes. This loan was performing in accordance with its terms at December 31, 2011. Substantially all of our commercial real estate loans are secured by properties located in our primary market area.

Our commercial real estate loans typically amortize over 15- to 20-year payout schedules, with interest rates that are fixed or adjustable for up to five years and contain a balloon payment feature at the end of the term. Our fixed rate commercial real estate loans are typically based on a margin over the five-year treasury securities interest rate while our adjustable rate commercial real estate loans float with the prime rate as reported in The Wall Street Journal. We will also offer one year renewable adjustable rate lines of credit secured by commercial real estate that float with the prime rate. At December 31, 2011, we had $17.0 million in lines of credit secured by commercial real estate. On occasion, we make development loans for the construction of apartment buildings. At December 31, 2011, we had one such loan outstanding with a principal balance of $1.2 million.

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

Commercial Loans. We make various types of secured and unsecured commercial loans to customers in our market area. The terms of these loans generally range from less than one year to a maximum of five years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates that are subject to change periodically and are indexed to the prime rate as reported in The Wall Street Journal. At December 31, 2011, we had 949 commercial loans outstanding, with an aggregate balance of $104.3 million, or 29.1% of the total loan portfolio. For the year ended December 31, 2011, the average commercial loan balance was approximately $110,000. At December 31, 2011, our largest commercial loan had a principal balance of $3.2 million and was secured by inventory, accounts receivable and equipment. At December 31, 2011, this loan was performing in accordance with its terms.

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

One- to Four-Family Residential Mortgage Loans. At December 31, 2011, $54.9 million, or 15.4% of our total loan portfolio, consisted of one- to four-family residential mortgage loans, including home equity loans. We currently only originate short term fixed rate one- to four-family residential mortgage loans, although we have offered adjustable rate one- to four-family residential mortgage loans in the past. We offer conforming and non-conforming, fixed-rate residential mortgage loans that amortize up to a 30-year payout schedule, with maturities of up to 5 or 7 years that contain a balloon payment feature at the end of the term. For customers who are interested in longer term loans, such as traditional fixed rate 30-year one- to four-family residential mortgage loans, we function as a conduit by acting as a mortgage broker with other financial institutions and receive a fee from the other financial institutions for this service. We also offer home equity loans with a 10-year term that generally float with the prime rate as reported in The Wall Street Journal. At December 31, 2011, we had $15.1 million in home equity loans outstanding.

One- to four-family residential mortgage loans are generally underwritten according to Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate fixed-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Office of Federal Housing Enterprise Oversight, which is currently $417,000 for single-family homes. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We originate fixed-rate jumbo loans that amortize up to a 30-year payout schedule, with maturities of up to 5 or 7 years that contain a balloon payment feature at the end of the term. We generally underwrite jumbo loans in a manner similar to conforming loans.

We will originate one- to four-family residential loans with loan-to-value ratios up to and including a loan-to-value ratio of 89%. As of December 31, 2011, we had $2.1 million of loans in our loan portfolio with loan-to-value ratios in excess of 90%. We do not offer “interest only” mortgage loans on one- to four-family residential properties, where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (loans that generally target borrowers with weakened credit histories, typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity, as evidenced by low credit scores or high debt-burden ratios).

Consumer Loans. To date, our consumer lending has been relatively modest. We will originate a variety of consumer and other loans, including automobiles, loans secured by deposits and other personal unsecured loans. We do not originate indirect automobile loans. As of December 31, 2011, consumer loans totaled $18.9 million, or 5.3% of the total loan portfolio.

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

Applications for loan amounts in excess of the conforming loan limit may only receive a credit approval, subject to an appraisal of the subject property. We require appraisals by independent, licensed, third-party appraisers of all real property securing loans in excess of $250,000. Selection of appraisers is now administered by an independent third party.

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

Loans are generally placed on non-accrual status when payment of principal or interest is more than 90 days delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed unless full payment of principal and remaining accrued interest is expected, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist. Loans, or portions of such loans, are charged off when we determine that a realized loss has occurred. Until such time, an allowance for loan losses is maintained for estimated losses. Our Senior Loan Officer reports monitored loans, including all loans rated Special Mention, Substandard, Doubtful or Loss, to the Executive Loan Committee and the Board of Directors on a monthly basis. At December 31, 2011, we had $8.5 million in non-accruing loans. Our largest exposure of non-performing loans consisted of a nursing home relationship secured by all business assets including furniture, fixtures and leasehold improvements, additional commercial real estate, and guaranteed by the owners that had an aggregate principal balance of $2.8 million. We believe that we have adequate reserves on these loans and that based on our internal evaluation of the value of the collateral securing the loans, we do not anticipate further losses on these loans.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates materially less than current market rates).

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Non-accrual loans:
Loans:
Commercial real estate	$4,915	$1,500	$1,783	$911	$883
Commercial	2,709	1,190	—	14	—
Residential real estate	727	1	5	155	12
Consumer	112	4	99	9	15

Total non-accrual loans	8,463	2,695	1,887	1,089	910

Loans delinquent 90 days or greater and still accruing:
Loans:
Commercial real estate	—	1,059	—	—	57
Commercial	—	136	—	14	—
Residential real estate	—	401	523	—	302
Consumer	—	164	26	8	29
Total loans delinquent 90 days or greater and still accruing	—	1,760	549	22	388

Total non-performing loans	8,463	4,455	2,436	1,111	1,298

Other real estate owned:
Loans:
Commercial real estate	1,774	1,783	1,774	1,306	1,249
Commercial	—	—	—	—	—
Residential real estate	225	320	495	185	450
Consumer	—	—	—	—	—
Total real estate owned	1,999	2,103	2,269	1,491	1,699

Total non-performing assets	$10,462	$6,558	$4,705	$2,602	$2,997

Ratios:
Non-performing loans to total loans	2.36%	1.25%	0.67%	0.50%	0.66%
Non-performing assets to total assets	2.11%	1.34%	0.96%	0.77%	1.11%

Total non-performing loans increased to $8.5 million at December 31, 2011 from $4.5 million at December 31, 2010, primarily as a result of two loan relationships deteriorating during 2011. Total non-performing commercial real estate loans and non-performing commercial loans increased $3.7 million to $7.6 million at December 31, 2011 from $3.9 million at December 31, 2010, primarily due to a $2.8 million loan relationship with a nursing home facility and a $840,000 golf course loan. The nursing home relationship and the golf course loan were transferred to non-accrual status during 2011.

For the years ended December 31, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $208,113 and $103,148, respectively. Interest income recognized on such loans for the years ended December 31, 2011 and 2010 was $28,078 and $3,236, respectively.

Delinquent Loans. The following table sets forth our loan delinquencies by type and by amount at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2011
Loans:
Commercial real estate	2	$1,611	15	$4,915	17	$6,526
Commercial	2	14	17	2,709	19	2,723
Residential real estate	4	198	11	727	15	925
Consumer	10	76	12	112	22	188
Total loans	18	$1,899	55	$8,463	73	$10,362

At December 31, 2010
Loans:
Commercial real estate	1	$365	6	$2,559	7	$2,924
Commercial	3	47	9	1,326	12	1,373
Residential real estate	3	228	7	402	10	630
Consumer	17	126	23	168	40	294
Total loans	24	$766	45	$4,455	69	$5,221

At December 31, 2009
Loans:
Commercial real estate	1	$465	5	$1,783	6	$2,248
Commercial	—	—	—	—	—	—
Residential real estate	2	31	8	528	10	559
Consumer	12	94	21	125	33	219
Total loans	15	$590	34	$2,436	49	$3,026

At December 31, 2008
Loans:
Commercial real estate	—	$—	5	$911	5	$911
Commercial	1	196	2	28	3	224
Residential real estate	2	119	3	155	5	274
Consumer	2	23	3	17	5	40
Total loans	5	$338	13	$1,111	18	$1,449

At December 31, 2007
Loans:
Commercial real estate	1	$1	5	$940	6	$941
Commercial	2	78	—	—	2	78
Residential real estate	1	74	6	314	7	388
Consumer	4	24	6	44	10	68
Total loans	8	$177	17	$1,298	25	$1,475

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When such property is acquired it is recorded on our financial statements at the lower of cost or estimated fair market value at the date of foreclosure. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. After acquisition, holding costs and declines in estimated fair market value result in charges to operations in the period in which the decline occurs. At December 31, 2011, we had $2.0 million of other real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of December 31, 2011, we had $8.1 million of assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances will be subject to review by our principal regulators, the Federal Deposit Insurance Corporation and the West Virginia Division of Banking, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at December 31, 2011, classified assets consisted of substandard assets of $14.8 million and no doubtful or loss assets. As of December 31, 2011, our largest substandard asset was a $2.9 million commercial real estate loan secured by a golf course, club house and residential development. The classified assets total includes $8.5 million of nonperforming loans at December 31, 2011.

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

The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$5,005	$4,785	$3,227	$2,852	$2,659

Charge-offs:
Loans:
Commercial real estate	1,257	199	1,036	50	161
Commercial	1,060	4,720	295	692	1,127
Residential real estate	331	24	58	48	24
Consumer	218	58	117	35	78
Total charge-offs	2,866	5,001	1,506	825	1,390

Recoveries:
Loans:
Commercial real estate	35	2	—	1	9
Commercial	44	36	33	5	5
Residential real estate	42	40	3	5	12
Consumer	28	31	3	—	14
Total recoveries	149	109	39	11	40

Net (charge-offs)	(2,717)	(4,892)	(1,467)	(814)	(1,350)
Provision for loan losses	3,567	5,112	3,025	1,189	1,543

Balance at end of year	$5,855	$5,005	$4,785	$3,227	$2,852

Ratios:
Net charge-offs to average loans outstanding	0.76%	1.35%	0.55%	0.38%	0.67%
Allowance for loan losses to non-performing loans at end of year	69.18%	112.35%	196.43%	290.46%	219.72%
Allowance for loan losses to total loans at end of year	1.64%	1.40%	1.31%	1.44%	1.38%

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

	At December 31,
	2011		2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Loans:
Commercial real estate	$1,467	50.24%	$1,215	48.71%	$1,214	46.64%
Commercial	3,801	29.14	3,252	30.08	2,993	31.73
Residential real estate	445	15.35	331	15.52	351	15.13
Consumer	141	5.27	135	5.69	105	6.50
Total allocated allowance	5,854	100.00%	4,933	100.00%	4,663	100.00%
Unallocated	1		72		122
Total	$5,855		$5,005		$4,785

	At December 31,
	2008		2007
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Loans:
Commercial real estate	$1,144	47.93%	$939	47.55%
Commercial	1,730	30.38	1,567	30.92
Residential real estate	225	15.85	225	15.12
Consumer	114	5.84	119	6.41
Total allocated allowance	3,213	100.00%	2,850	100.00%
Unallocated	14		2
Total	$3,227		$2,852

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

Our current investment policy does not permit investment in most equity securities other than limited exceptions such as our required investment in the common stock of the Federal Home Loan Bank of Pittsburgh along with stripped mortgage backed securities, mortgaged backed residuals and mutual funds. As of December 31, 2011, we held no asset-backed securities other than mortgage-backed securities.

Our current investment policy does not permit hedging through the use of such instruments as financial futures, interest rate options and swaps.

GAAP requires that, at the time of purchase, we designate a security as either held to maturity, available-for-sale, or trading, based upon our ability and intent. Securities available-for-sale are reported at estimated market value, trading securities are reported at estimated fair value and securities held to maturity are reported at amortized cost. A periodic review and evaluation of the available-for-sale and held-to-maturity securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. If such decline is deemed to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged against earnings. The fair values of our securities, which, at December 31, 2011, consisted primarily of U.S. agency securities, mortgage-backed-securities and state and political securities, are based on published or securities dealers’ market values. The market for these securities primarily consists of other financial institutions, insurance companies, real estate investment trusts, and mutual funds.

Our available-for-sale securities portfolio at December 31, 2011, consisted of securities with the following amortized cost: $57.2 million of U.S. agency securities, $19.1 million of pass-through mortgage-backed securities issued by Fannie Mae, Freddie Mac or Ginnie Mae, $14.1 million of state and political securities, consisting of general obligation and revenue municipals, and $500,000 of corporate bonds.

Our held-to-maturity securities portfolio at December 31, 2011, consisted of securities with the following amortized cost: $19.3 million of state and political subdivision securities, consisting of general obligation and revenue municipals.

At December 31, 2011, we had no securities classified as trading securities.

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

Corporate Bonds. Our corporate bond portfolio consists one bond in the manufacturing industry. Although corporate bonds may offer higher yields than U.S. Government Agencies of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.

The following table sets forth the amortized cost and estimated fair value of our available-for-sale and held-to-maturity securities portfolios (excluding Federal Home Loan Bank of Pittsburgh common stock) at the dates indicated. We did not have any trading portfolio at any of the indicated dates.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Investment securities available-for-sale:
Mortgage backed securities	$19,144	$19,371	$14,698	$14,680	$15,536	$16,006
U.S. agency securities	57,154	57,184	35,533	35,353	39,284	39,399
State and political	14,105	14,495	11,542	11,515	10,306	10,299
Corporate bonds	500	497	—	—	97	97
Total investment securities available-for-sale	$90,903	$91,547	$61,773	$61,548	$65,223	$65,801

Investment securities held-to-maturity:
Mortgage backed securities	$—	$—	$—	$—	$—	$—
U.S. agency securities	—	—	—	—	—	—
State and political	19,274	20,084	21,626	21,260	14,778	14,873
Corporate bonds	—	—	1,384	1,526	1,356	1,497
Total investment securities held-to-maturity	$19,274	$20,084	$23,010	$22,786	$16,134	$16,370

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have been adjusted to a tax-equivalent basis in the footnote below.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities available-for-sale:
Mortgage backed securities	$—	—%	$—	—%	$2,807	2.04%	$16,337	2.09%	$19,144	$19,371	2.08%
U.S. agency securities	399	4.35	1,554	1.32	4,523	1.41	50,678	1.93	57,154	57,184	1.89
State and political(1)	712	1.64	3,091	2.51	5,815	4.11	4,487	3.54	14,105	14,495	3.45
Corporate bonds	—	—	500	1.50	—	—	—	—	500	497	1.50
Total investment securities available- for-sale	$1,111	2.61%	$5,145	2.05%	$13,145	2.74%	$71,502	2.07%	$90,903	$91,547	2.19%

Investment securities held-to-maturity:
State and political(2)	$157	2.07%	$848	4.18%	$7,968	3.51%	$10,301	3.94%	$19,274	$20,084	3.77%
Corporate bonds	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held-to-maturity	$157	2.07%	$848	4.18%	$7,968	3.51%	$10,301	3.94%	$19,274	$20,084	3.77%

(1)	The tax equivalent yield of the state and political securities portfolio was 2.29% for maturities of one year or less, 3.60% for maturities of more than one year through five years, 6.03% for maturities of more than five years through 10 years, 5.17% for maturities of more than 10 years and 5.03% for the total state and political securities portfolio at December 31, 2011.

(2)	The tax equivalent yield of the state and political securities portfolio was 2.94% for maturities of one year or less, 6.14% for maturities of more than one year through five years, 5.12% for maturities of more than five years through 10 years, 5.76% for maturities of more than 10 years and 5.51% for the total state and political securities portfolio at December 31, 2011.

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

We accept brokered deposits. At December 31, 2011, we had $70.5 million of brokered deposits. We participate in the CDARS network which comprised $13.7 million of our brokered deposits at December 31, 2011. When a customer gives us a deposit and requests the full protection of Federal Deposit Insurance Corporation insurance where such deposit exceeds applicable limits, we use the CDARS network to place the funds into certificates of deposit issued by banks in the network. This occurs in increments of less than $250,000 to ensure that both principal and interest are eligible for full Federal Deposit Insurance Corporation insurance. The CDARS network matching system allows network members to exchange funds. This exchange occurs on a dollar-for-dollar basis, so that the equivalent of the original deposit comes back to us. We also participate in the Insured Network Deposits (“IND”) program which comprised $28.5 million of our brokered deposits at December 31, 2011. The program provides stable, floating rate funding as a partial hedge for our floating rate loans. The IND accounts are approximately 99% money market accounts and 1% NOW accounts that come from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance. Both programs have greatly assisted our deposit gathering activities.

At December 31, 2011, we had a total of $210.9 million in certificates of deposit, of which $112.4 million had remaining maturities of one year or less. Based on historical experience and our current pricing strategy, we believe we will retain a large portion of these accounts upon maturity.

The following tables set forth the distribution of our total deposit accounts, by account type, for the periods indicated.

	For the Years Ended
	2011			2010			2009
	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate	Average Outstanding Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings accounts	$20,175	5.01%	0.13%	$19,334	4.79%	0.18%	$14,037	4.66%	0.20%
Certificates of deposit	212,522	52.76	2.07	222,753	55.18	2.40	171,847	57.02	3.46
Money market	62,522	15.52	0.40	59,489	14.74	0.45	33,521	11.12	0.50
NOW	50,791	12.61	0.30	48,877	12.11	0.35	40,139	13.32	0.30
Checking	56,786	14.10	—	53,195	13.18	—	41,839	13.88	—

Total deposits	$402,796	100.00%	1.20%	$403,648	100.00%	1.44%	$301,383	100.00%	2.08%

As of December 31, 2011, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $114.9 million. The following table sets forth the maturity of those certificates as of December 31, 2011.

At December 31, 2011
(In thousands)

Three months or less	$26,170
Over three months through six months	12,335
Over six months through one year	29,474
Over one year to three years	28,119
Over three years	18,799

Total	$114,897

Borrowings. Our borrowings consist primarily of securities sold under agreements to repurchase (repurchase agreements) as well as advances from the Federal Home Loan Bank of Pittsburgh, borrowings from our other correspondent banking relationships and trust preferred securities. As of December 31, 2011, our repurchase agreements totalled $21.3 million, or 4.7% of total liabilities, and our Federal Home Loan Bank advances totalled $31.2 million, or 6.9% of total liabilities. At December 31, 2011, we had the ability to borrow an additional $86.5 million under our credit facilities with the Federal Home Loan Bank of Pittsburgh. Repurchase agreements are secured by agency and mortgage-backed securities. Advances from the Federal Home Loan Bank of Pittsburgh are secured by our investment in the common stock of the Federal Home Loan Bank of Pittsburgh as well as by a blanket pledge of our collateral eligible loan portfolio not otherwise pledged.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank of Pittsburgh borrowings at and for the periods shown:

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$31,221	$33,721	$39,891
Average balance during year	$28,223	$28,647	$37,247
Maximum outstanding at any month end	$41,221	$36,221	$49,184
Weighted average interest rate at end of year	1.70%	2.03%	2.30%
Average interest rate during year	2.03%	2.44%	3.05%

The following table sets forth information concerning balances and interest rates on our repurchase agreements at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of year	$21,262	$19,375	$20,730
Average balance during year	$20,791	$19,191	$14,667
Maximum outstanding at any month end	$24,402	$20,675	$25,204
Weighted average interest rate at end of year	1.63%	1.96%	1.96%
Average interest rate during year	1.81%	2.07%	2.84%

At December 31, 2011, our borrowings also consisted of $9.0 million in Floating Rate Trust Preferred Securities. Of the total, $5.0 million was issued on April 23, 2007 and $4.0 million was issued on June 26, 2003, by way of two distinct special purpose subsidiaries. The $5.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 158 basis points above the LIBOR rate. The $5.0 million Floating Rate Trust Preferred Security is callable at the option of First Sentry Bancshares, Inc. on or after June 15, 2012, and will fully mature on June 15, 2037.At December 31, 2011, and December 31, 2010, the interest rate on the $5.0 million Floating Rate Trust Preferred Security was 2.13% and 1.88%, respectively.On September 25, 2009, in connection with the merger of Guaranty Financial Services, Inc., we assumed a $4.0 million Floating Rate Trust Preferred Security that is callable at the option of First Sentry Bancshares, Inc. after June 26, 2008 and has a final maturity of June 26, 2033. The $4.0 million Floating Rate Trust Preferred Security bears interest at a floating rate that adjusts quarterly by 310 basis points above the LIBOR rate. At December 31, 2011, and December 31, 2010, the interest rate on the $4.0 million Floating Rate Trust Preferred Security was 3.67% and 3.40%, respectively.

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

Personnel

As of December 31, 2011, we had 73 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the regular income tax. Net operating losses can offset no more than 90% of alternative taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2011, First Sentry Bancshares, Inc.’s consolidated group has an alternative minimum tax carryover of approximately $84,000.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years, as allowed by Internal Revenue Code Section 381. At the date of the merger, Guaranty Financial Services, Inc. had approximately $2.5 million in net operating losses available for carryforward that First Sentry Bancshares, Inc., as the surviving company in the merger, assumed. For the year ended December 31, 2010, First Sentry Bancshares, Inc. utilized the remaining carryforward of approximately $2.0 million, and at December 31, 2011, First Sentry Bancshares, Inc.’s consolidated group had no net operating loss carryforwards for federal income tax purposes.

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

Net Operating Loss Carryovers.  West Virginia law allows certain tax provisions to be in conformity with the application of federal tax laws.  Net operating loss carryovers and carrybacks are treated in the same manner as for federal income tax purposes and are adjusted for current year modifications in determining the amount for state carryback or carryover losses.  At December 31, 2011, First Sentry Bancshares, Inc.’s consolidated group had no remaining net operating loss carryforwards for state income tax purposes.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting First Sentry Bancshares, Inc.’s operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to such laws and regulations.

New Federal Legislation. Congress has enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act has eliminated the Office of Thrift Supervision. The Dodd-Frank Act also authorized the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies, in addition to bank holding companies which it currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act also increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations. Accordingly, it will be some time before management can assess the full impact on operations. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for First Sentry Bank and First Sentry Bancshares, Inc.

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

The Federal Reserve Board has issued a policy statement regarding the payment of cash dividends by bank holding companies. This policy statement expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that a company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a bank holding company experiencing serious financial problems to borrow funds to pay dividends. In addition, Federal Reserve Board policy, as recently codified by the Dodd-Frank Act, requires a bank holding company to serve as a “source of strength” to its subsidiary institutions by providing capital, liquidity and other resources in times of financial stress. Under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Regulation and Supervision – Capital Ratios.”

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

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, First Sentry Bancshares, Inc.’s Chief Executive Officer and Chief Financial Officer are each required to certify that First Sentry Bancshares, Inc.’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. First Sentry Bancshares, Inc. has been subject to further reporting and audit requirements beginning with the annual report for the year ended December 31, 2010 under the requirements of Sarbanes-Oxley. First Sentry Bancshares, Inc. has policies, procedures and systems designed to comply with these regulations.

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

Insurance of Deposit Accounts. First Sentry Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts in the Bank are insured by the Federal Deposit Insurance Corporation. In view of the recent economic crisis, the Federal Deposit Insurance Corporation temporarily increased the general individual deposit insurance available on deposit accounts from $100,000 to $250,000. The Dodd-Frank Act made that level of coverage permanent retroactive to January 1, 2008. In addition, pursuant to a provision of the Dodd-Frank Act, certain non-interest-bearing transaction accounts are fully insured regardless of the dollar amount until December 31, 2012.

The Federal Deposit Insurance Corporation imposes an assessment for deposit insurance on all depository institutions. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by Federal Deposit Insurance Corporation regulations, with institutions deemed less risky paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2 ½ to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, effective April 1, 2011 and required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In 2009, the Federal Deposit Insurance Corporation, in response to pressures on the Deposit Insurance Fund caused by bank and savings association failures, required all insured depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The estimated assessments were based on assumptions established by the Federal Deposit Insurance Corporation, including an assumed 5% annual growth rate and certain assumed assessment rate increases. That pre-payment, which was due on December 30, 2009 and amounted to $1.6 million for First Sentry Bank, was recorded as a prepaid expense at December 31, 2009 and is being amortized to expense over three years. Any unused prepaid assessments would be returned to the institution in June 2013.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation and the Federal Deposit Insurance Corporation has exercised that discretion by establishing a long term fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of First Sentry Bank. Management cannot predict what assessment rates will be in the future.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2011, the annualized FICO assessment was equal to 0.66 basis points for each $100 in domestic deposits maintained at an institution.

Capital Requirements. Under Federal Deposit Insurance Corporation regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as First Sentry Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the Federal Deposit Insurance Corporation to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

The Federal Deposit Insurance Corporation regulations require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. The ratio of regulatory capital to regulatory risk-weighted assets is referred to as a bank’s “risk-based capital ratio.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items (including recourse obligations, direct credit substitutes and residual interests) to four risk-weighted categories ranging from 0.0% to 100.0%, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. Banks that engage in specified levels of trading activities are subject to adjustments in their risk based capital calculation to ensure the maintenance of sufficient capital to support market risk.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) required each federal banking agency to revise its risk-based capital standards for insured institutions to ensure that those standards take adequate account of interest-rate risk, concentration of credit risk, and the risk of nontraditional activities, as well as to reflect the actual performance and expected risk of loss on multi-family residential loans. The Federal Deposit Insurance Corporation, along with the other federal banking agencies, has adopted a regulation providing that the agencies will take into account the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy. The Federal Deposit Insurance Corporation also has authority to establish individual minimum capital requirements in appropriate cases upon determination that an institution’s capital level is, or is likely to become, inadequate in light of the particular circumstances.

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

As of December 31, 2011, First Sentry Bank was a “well capitalized” institution, with a total risk-based capital ratio of 12.20% and a leverage ratio of 7.36%.

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

Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain non-interest earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2011, First Sentry Bank was in compliance with the Federal Reserve Board’s reserve requirements. Depository institutions, such as First Sentry Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” First Sentry Bank is deemed by the Federal Reserve Board to be generally sound and thus eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

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

ITEM 1A.	Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B.	Unresolved Staff Comments

Not applicable to a smaller reporting company.

ITEM 2.	Properties

As of December 31, 2011, the net book value of our properties was $4.0 million. The following is a list of our current offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

823 Eighth Street, Huntington, West Virginia	Owned	1998	16,800	$3,045

Branch Offices:

6501 Mud River Road, Barboursville, West Virginia	Land lease	2004	3,200	903

5604 US Route 60 East, Huntington, West Virginia	Leased	2009	3,161	—

5 Second Street, Hamlin, West Virginia	Land lease	2009	1,440	36

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Trades in our common stock are reported on the Pink Sheets under the symbol “FTSB.PK.” The approximate number of holders of record of First Sentry Bancshares, Inc.’s common stock as of December 31, 2011 was 738. Certain shares of First Sentry Bancshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for First Sentry Bancshares, Inc.’s common stock for the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was based on trades reported to us.

Fiscal 2011	High Bid	Low Bid	Dividends
Quarter ended December 31, 2011	$25.00	$25.00	$0.20
Quarter ended September 30, 2011	25.00	25.00	0.20
Quarter ended June 30, 2011	25.00	25.00	0.20
Quarter ended March 31, 2011	25.00	25.00	0.20

Fiscal 2010	High Bid	Low Bid	Dividends
Quarter ended December 31, 2010	$25.00	$24.50	$0.20
Quarter ended September 30, 2010	25.00	25.00	0.20
Quarter ended June 30, 2010	25.00	25.00	0.20
Quarter ended March 31, 2010	25.00	25.00	0.20

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

The summary information presented below at the dates or for each of the years presented is derived in part from First Sentry Bancshares, Inc.’s audited consolidated financial statements. The following information is only a summary, and should be read in conjunction with First Sentry Bancshares, Inc. consolidated financial statements and notes beginning on page 47 of this Annual Report.

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$496,106	$490,684	$488,500	$338,496	$269,025
Cash and cash equivalents	10,438	21,120	17,943	7,534	7,129
Interest-earning deposits	3,687	12,331	5,832	18,677	2,000
Trading assets	—	—	—	—	3,996
Investment securities available for sale	91,547	61,548	65,801	70,659	41,346
Investment securities held to maturity	19,274	23,010	16,134	9,286	—
Federal Home Loan Bank stock, at cost	2,931	2,886	3,038	2,177	1,176
Loans, net of allowance	351,912	351,901	360,761	220,945	204,438
Deposits	401,848	398,672	389,471	265,200	214,895
Securities sold under agreements to repurchase	21,262	19,375	20,730	12,498	10,922
Federal Home Loan Bank advances	31,221	33,721	39,891	35,560	19,221
Trust Preferred Securities	9,000	9,000	9,000	5,000	5,000
Stockholders’ equity	31,578	29,009	28,110	18,684	17,837

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Selected Operating Data:

Interest income	$22,198	$23,533	$19,684	$17,845	$17,947
Interest expense	6,010	7,160	7,979	8,999	9,049
Net interest income	16,188	16,373	11,705	8,846	8,898
Provision for loan losses	3,567	5,112	3,025	1,189	1,543
Net interest income after provision for loan losses	12,621	11,261	8,680	7,657	7,355
Other income	1,552	2,203	761	735	1,121
Other expenses	9,887	9,907	8,620	5,661	5,137
Income before income tax	4,286	3,557	821	2,731	3,339
Income tax expense	1,272	1,006	93	876	1,185
Net income	$3,014	$2,551	$728	$1,855	$2,154
Income per common share	$2.10	$1.77	$0.63	$1.76	$2.04

	At or For the Years Ended December 31,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets (ratio of net income to average total assets)	0.61%	0.52%	0.19%	0.62%	0.84%
Return on average equity (ratio of net income to average equity)	9.72%	8.63%	3.32%	9.97%	12.65%
Dividend payout ratio(1)	38.16%	45.08%	126.51%	45.55%	29.42%
Interest rate spread (2)	3.32%	3.34%	2.85%	2.52%	2.87%
Net interest margin(3)	3.51%	3.55%	3.19%	3.05%	3.64%
Efficiency ratio (4)	55.73%	53.33%	66.48%	59.09%	51.27%
Non-interest expense to average total assets	2.01%	2.02%	2.25%	1.88%	2.01%
Average interest-earning assets to average interest-bearing liabilities	114.31%	113.22%	115.62%	117.11%	120.65%
Average equity to average total assets	6.29%	6.02%	5.72%	6.19%	6.67%

Asset Quality Ratios:
Non-performing assets to total assets	2.11%	1.34%	0.96%	0.77%	1.11%
Non-performing loans to total loans	2.36%	1.25%	0.67%	0.50%	0.63%
Allowance for loan losses to non-performing loans	69.18%	112.35%	196.43%	290.46%	219.72%
Allowance for loan losses to total loans	1.64%	1.40%	1.31%	1.44%	1.38%

Capital Ratios:
Total capital (to risk-weighted assets)	12.24%	11.65%	10.88%	11.90%	12.70%
Tier I capital (to risk-weighted assets)	10.99%	10.39%	9.63%	10.65%	11.45%
Tier I capital (to average assets)	7.60%	7.23%	6.90%	7.24%	8.63%

Other Data:
Number of full service offices	4	4	4	2	2
Full time equivalent employees	77	80	77	54	51

(1)	The dividend payout ratio is calculated using dividends declared divided by net income.
(2)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the year.
(3)	The net interest margin represents net interest income as a percent of average interest-earning assets for the year.
(4)	The efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2011 and 2010 and our consolidated results of operations for the years ended December 31, 2011 and 2010. This section should be read in conjunction with the consolidated financial statements and notes to the financial statements that appear elsewhere in this Annual Report.

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

Highlights of our business strategy are as follows:

•	Maintaining a community focus. Our management and Board of Directors have strong ties to the Huntington and Barboursville, West Virginia communities. Many members of the management team are Huntington natives and are active in the community through non-profit board membership, local business development organizations, and industry associations. In addition, our Board members are well established professionals and respected business people in the Huntington area and throughout West Virginia. Management and the Board are interested in making a lasting contribution to the Huntington community and have succeeded in attracting deposits and loans through attentive and personalized service. To better serve our customers, we have also expanded our products and services by introducing such products as internet and telephone banking, ATM debit cards and CDARS (a type of brokered certificate of deposit that allows a bank to gather large local certificates of deposit that may exceed Federal Deposit Insurance Corporation insurance limits and trade portions of such certificates of deposit with other network members to lower such balances to below Federal Deposit Insurance Corporation insurance limits). On September 25, 2009, in connection with the merger of Guaranty Financial Services, Inc., we acquired a full service branch in Hamlin, West Virginia, located in Lincoln County. We continue to operate at this location as we look to increase our customer base in Lincoln County.

•	Continuing our Focus on Commercial Real Estate Lending and Commercial Lending. We intend to continue to increase our origination of higher-yielding commercial real estate loans and commercial loans. These loans generally are originated with adjustable interest rates and/or shorter terms, which assists us in managing our interest rate risk. To support this initiative, we have built an infrastructure of seasoned lenders, business developers and underwriters. We originated $36.1 million of commercial real estate loans and $26.7 million of commercial loans during the year ended December 31, 2011. At December 31, 2011, our commercial real estate loans totaled $179.8 million, or 50.2% of total loans, compared to $173.9 million, or 48.7% of total loans at December 31, 2010, and $170.5 million, or 46.6% of total loans at December 31, 2009. Our commercial loans totaled $104.3 million, or 29.1% at December 31, 2011, and $107.4 million, or 30.1% and $116.0 million, or 31.7% at December 31, 2010 and 2009, respectively. Our commercial loans decreased in 2011 and 2010 due to the weak economy and tightened credit standards.

•	Maintaining High Asset Quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, and originating a substantial amount of our loans secured by real estate. We will continue to emphasize high quality assets as we continue to strive to meet the credit needs of the communities we serve. Our asset quality remains better than many of our peers. At December 31, 2011, our non-performing assets were $10.5 million, or 2.11% of total assets, compared to $6.6 million or 1.34% of total assets at December 31, 2010, and $4.7 million or 0.96% of total assets at December 31, 2009.

•	Controlling and Managing Operating Expenses. We intend to continue to manage our operating expenses to maximize our growth in a challenging financial market. Historically, we have maintained a low efficiency ratio as compared to our peers. An efficiency ratio represents non-interest expense divided by the sum of net interest income and non-interest income. For the year ended December 31, 2011, our efficiency ratio was 55.73% and for the years ended December 31, 2010 and 2009, our efficiency ratio was 53.33% and 66.48%, respectively. This means, for example, that we had to spend approximately $0.56 in order to generate $1.00 of income during the year ended December 31, 2011.

Comparison of Financial Condition at December 31, 2011 and 2010

Total assets increased $5.4 million, or 1.1%, to $496.1 million at December 31, 2011, from $490.7 million at December 31, 2010. The increase was primarily the result of an increase in investment securities partially offset by a decrease in cash and cash equivalents and interest-earning deposits.

Cash and cash equivalents decreased $10.7 million or 50.6% to $10.4 million at December 31, 2011, from $21.1 million at December 31, 2010. The decrease in cash and cash equivalents was a result of investing excess cash from deposits into investment securities throughout 2011.

Interest-earning deposits decreased $8.6 million or 70.1% to $3.7 million at December 31, 2011, from $12.3 million at December 31, 2010. The decrease in interest-earning deposits was the result of one- to two-year term certificates of deposit maturing during 2011, which funds were reinvested in higher yielding investment securities.

Investments classified as available for sale increased $30.0 million, or 48.7%, to $91.5 million at December 31, 2011, from $61.5 million at December 31, 2010. Investments classified as held to maturity were $19.3 million at December 31, 2011, as compared to $23.0 million at December 31, 2010, a decrease of $3.7 million, or 16.2%. We purchased $79.1 million of securities during the year ended December 31, 2011. Purchases of investment securities were primarily shorter-term U.S. agency securities, with maturities up to five years or longer-term maturity step bonds, and, to a lesser extent, medium-term mortgage-backed securities, with average remaining lives of less than five years as well as purchases of municipal bonds.

Loans, net of allowance, increased $11,000 to $351.9 million at December 31, 2011. During the year ended December 31, 2011 customer demand for many of our loan products weakened as the economy slowed in our general market area. Commercial real estate loans increased $5.9 million, or 3.4%, to $179.8 million at December 31, 2011, from $173.9 million at December 31, 2010. The $5.9 million increase in commercial real estate loans was due to our continued emphasis on commercial real estate loan growth in response to customer demand. Commercial loans decreased $3.1 million, or 2.9%, to $104.3 million at December 31, 2011, from $107.4 million at December 31, 2010. The $3.1 million decrease in commercial loans was due to tightened credit standards during 2011. Residential real estate loans decreased $465,000, or 0.8%, to $54.9 million at December 31, 2011, from $55.4 million at December 31, 2010 due to a slowdown in the local housing market. Consumer loans decreased $1.4 million, or 7.1%, to $18.9 million at December 31, 2011, from $20.3 million at December 31, 2010 due to a weakened local economy.

Deposits increased $3.2 million, or 0.8%, to $401.8 million at December 31, 2011, from $398.7 million at December 31, 2010 primarily due to an increase in customers’ non-interest bearing checking accounts, NOW accounts and savings deposits, partially offset by a decrease in money market deposits. Certificates of deposit decreased $125,000, or 0.1%, to $210.9 million at December 31, 2011, from $211.0 million at December 31, 2010. The $125,000 decrease in certificates of deposit was due to weakened demand for certificates of deposit in our general market area. Our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $3.3 million, or 1.8%, to $191.0 million at December 31, 2011, from $187.7 million at December 31, 2010. The $3.3 million increase in our core deposits was due to a $13.3 million increase in our local deposit base that was partially offset by a $10.0 million decrease in our participation in the nation-wide Insured Network Deposits program.

Federal Home Loan Bank borrowings decreased $2.5 million, or 7.4%, to $31.2 million at December 31, 2011, from $33.7 million at December 31, 2010 due to weakened loan demand. Securities sold under agreements to repurchase increased $1.9 million, or 9.7% to $21.3 million at December 31, 2011, from $19.4 million at December 31, 2010. The $1.9 million increase in our securities sold under agreements to repurchase was due to increases in daily customer balances.

Stockholders’ equity increased $2.6 million, or 8.9%, to $31.6 million at December 31, 2011, from $29.0 million at December 31, 2010. This increase in stockholders’ equity was the result of an increase in retained earnings of $1.9 million and an increase in accumulated other comprehensive income (loss) of $705,000, reflecting market value fluctuations in available for sale investments, net of tax, for 2011. The increase in retained earnings of $1.9 million reflected net income of $3.0 million for 2011, offset by the payment of $1.1 million in cash dividends to stockholders during the year.

Comparison of Operating Results for the Years Ended December 31, 2011 and 2010

General. Net income increased $463,000, or 18.1%, to $3.0 million for the year ended December 31, 2011, from $2.6 million for the year ended December 31, 2010. The increase reflected a decrease in our provision for loan losses for the year ended December 31, 2011 when compared to the prior year due to a decrease in net charge-offs during 2011 when compared to 2010.

Interest Income. Interest income decreased $1.3 million, or 5.7%, to $22.2 million for the year ended December 31, 2011, from $23.5 million for the year ended December 31, 2010. The decrease resulted from a decline in the average yield on interest-earning assets of 29 basis points to 4.81% for the year ended December 31, 2011, from 5.10% for the year ended December 31, 2010, offset in part by a slight increase in the average balance of interest-earning assets, which increased $719,000, or 0.2%, to $461.8 million for the year ended December 31, 2011, from $461.1 million for the year ended December 31, 2010. The decline in our average yield on interest-earning assets during the year ended December 31, 2011, as compared to the prior year, was due to the general low market interest rates as a result of the Federal Reserve Board’s ongoing policy to maintain low interest rates. The increase in the average balance of interest-earning assets was primarily the result of an increase in investment securities partially offset by a decrease in interest-earning deposits and cash equivalents and a decrease in average loan balances.

Interest income on loans decreased $1.0 million, or 5.1%, to $19.4 million for the year ended December 31, 2011, from $20.4 million for the year ended December 31, 2010. The average yield on our loan portfolio decreased 23 basis points, to 5.41%, for the year ended December 31, 2011, from 5.64% for the year ended December 31, 2010, primarily as a result of the general low interest rates. The average balance of loans decreased $3.7 million, or 1.0%, to $358.4 million for the year ended December 31, 2011, from $362.1 million for the year ended December 31, 2010, reflecting weakened customer loan demand as the economy slowed in our general market area.

Interest income on investments, including interest-earning cash and cash equivalents, decreased $299,000, or 9.6%, to $2.8 million for the year ended December 31, 2011, from $3.1 million for the year ended December 31, 2010. The decrease resulted primarily from a decrease in the average yield on our securities portfolio of 71 basis points, to 2.87% for the year ended December 31, 2011, from 3.58% for the year ended December 31, 2010, due to low market interest rates. The average yield on our interest-earning cash and cash equivalents increased 39 basis points, to 1.44% for the year ended December 31, 2011, from 1.05% for the year ended December 31, 2010, due to a reduction of cash invested overnight in lower yielding federal funds when compared to the balance of cash invested in higher yielding short-term certificates of deposit. The average balance of our securities portfolio and interest-earning cash and cash equivalents increased $4.7 million, or 4.9%, to $100.7 million for the year ended December 31, 2011, from $96.0 million for the year ended December 31, 2010, primarily as a result of slowed loan demand.

Interest Expense. Interest expense decreased by $1.2 million, or 16.1%, to $6.0 million for the year ended December 31, 2011, from $7.2 million for the year ended December 31, 2010. The decrease resulted primarily from a decrease in interest expense on deposits, Federal Home Loan Bank advances and securities sold under agreements to repurchase, reflecting the general low market interest rates. The average rate we paid on deposits decreased 26 basis points to 1.40% for the year ended December 31, 2011, from 1.66% for the year ended December 31, 2010. The average balance of interest-bearing deposits decreased $4.4 million, or 1.3%, to $346.0 million for the year ended December 31, 2011, from $350.4 million for the year ended December 31, 2010. The $4.4 million decline in our average interest-bearing deposits was partially offset by an increase in our average non-interest bearing checking deposits, which increased $3.6 million, or 6.8%, to $56.8 million for the year ended December 31, 2011, from $53.2 million for the year ended December 31, 2010, reflecting an increase in business deposits.

Interest expense on certificates of deposit decreased $954,000, or 17.8%, to $4.4 million for the year ended December 31, 2011, from $5.4 million for the year ended December 31, 2010. The decrease reflected a decline in the average rate paid on certificates of deposit and a decrease in the average balance of certificates of deposit during 2011. The average rate paid on certificates of deposit decreased 33 basis points to 2.07% for the year ended December 31, 2011, from 2.40% for the year ended December 31, 2010, reflecting lower market rates. The average balance of certificates of deposit decreased $10.2 million, or 4.6%, to $212.5 million for the year ended December 31, 2011, from $222.7 million for the year ended December 31, 2010, reflecting a $10.9 million decrease during 2011 of our non-reciprocal (deposits from customers of other banks in the network) CDARS certificates of deposit. Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $41,000 to $430,000 for the year ended December 31, 2011, from $471,000 for the prior year, due to decreases in the average rates paid on these core deposits of 5 basis points, partially offset by an increase in our average balance of core deposits of $5.8 million, or 4.5%, to $133.5 million for the year ended December 31, 2011, from $127.7 million for the year ended December 31, 2010.

Interest expense on FHLB advances decreased by $126,000 to $573,000 for the year ended December 31, 2011, from $699,000 for the prior year, reflecting a decrease in the average rate paid on FHLB advances of 41 basis points to 2.03% for the year ended December 31, 2011, from 2.44% for the year ended December 31, 2010, reflecting lower advance rates. Interest expense on securities sold under agreements to repurchase decreased by $22,000 to $376,000 for the year ended December 31, 2011, from $398,000 for the prior year, due to a decrease in the average rate paid on securities sold under agreements to repurchase of 26 basis points to 1.81% for the year ended December 31, 2011, from 2.07% for the prior year. Partially offsetting the decrease in the average rate paid on securities sold under agreements to repurchase was an increase in the average balance of securities sold under agreements to repurchase of $1.6 million, or 8.3%, to $20.8 million for the year ended December 31, 2011, from $19.2 million for the year ended December 31, 2010. Interest expense on trust preferred securities decreased by $8,000 during the year ended December 31, 2011, as compared to the prior year, reflecting a decrease in the average interest rate paid on trust preferred securities.

Net Interest Income. Net interest income decreased by $185,000, or 1.1%, to $16.2 million for the year ended December 31, 2011, from $16.4 million for the year ended December 31, 2010. Our net interest rate spread decreased 2 basis points to 3.32% for the year ended December 31, 2011, from 3.34% for the year ended December 31, 2010, and our net interest margin decreased 4 basis points to 3.51% for the year ended December 31, 2011, from 3.55% for the year ended December 31, 2010. The decrease in our net interest rate spread and net interest margin reflected a small decrease in our net interest income due to a lower average yield on interest-earning assets that was partially offset by a decrease in our average funding costs.

Provision for Loan Losses. We recorded a provision for loan losses of $3.6 million for the year ended December 31, 2011, compared to a provision for loan losses of $5.1 million for the year ended December 31, 2010. Net charge-offs decreased to $2.7 million for the year ended December 31, 2011, from $4.9 million for the year ended December 31, 2010. The allowance for loans losses was $5.9 million, or 1.64% of total loans receivable at December 31, 2011, compared to $4.8 million, or 1.40% of total loans receivable at December 31, 2010.

The $1.5 million decrease in the provision for loan losses for the year ended December 31, 2011, as compared to the prior year reflects a decrease of $2.2 million in net charge-offs for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The $850,000 increase in our allowance for loan losses was based on an increase in total non-performing loans of $4.0 million to $8.5 million at December 31, 2011, from $4.5 million at December 31, 2010 reflecting continued weak economic conditions in our local market. The allowance for loan losses as a percentage of non-performing loans was 69.18% at December 31, 2011, as compared to 112.35% at December 31, 2010. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2011 and 2010.

Other Income. Other income decreased $651,000, or 29.6%, to $1.6 million for the year ended December 31, 2011, from $2.2 million for the year ended December 31, 2010. In July 2011, we recognized a $248,000 gain from the sale of $8.0 million of agency bonds, mortgage-backed securities and municipal bonds. The agency and municipal bonds were of a shorter duration in which they were callable or maturing within the next 4.5 years while the mortgage-backed securities had remaining par values of less than $300,000. In contrast to this gain in 2011, during the third quarter of 2010 we recognized a $682,000 gain from the sale of $18.1 million of agency bonds and mortgage-backed securities during a bond swap transaction in which we purchased $8.9 million of agency bonds, agency mortgage-backed securities and municipal bonds. The remaining decrease in other income from 2010 to 2011 was due to a decrease in other charges, commissions and fees that was partially the result of our compliance with new overdraft payment program supervisory guidance issued by the FDIC that became effective July 1, 2011.

Other Expenses. Other expenses decreased slightly by $20,000, or 0.2%, and were $9.9 million for both years ended December 31, 2011 and 2010. A decrease of $208,000 in insurance expense to $580,000 for the year ended December 31, 2011, from $788,000 for the year ended December 31, 2010, was primarily the result of a $185,000 decrease in FDIC deposit insurance premiums from changes to the assessment base enacted as part of the Dodd-Frank Act that became effective beginning in the second quarter of 2011. Also contributing to the decrease in other expenses were synergies fully realized during 2011 from the merger with Guaranty Bank on September 25, 2009. Partially offsetting an overall decrease in other expenses for 2011 was an increase of $248,000 in salaries and employee benefits expense to $4.4 million for the year ended December 31, 2011, from $4.1 million for the year ended December 31, 2010, due primarily to increased personnel costs.

Income Tax Expense. The provision for income taxes was $1.3 million for the year ended December 31, 2011, compared with $1.0 million for 2010, reflecting the increase in income before income tax between the comparative periods. Our effective tax rate was 29.7% for the year ended December 31, 2011, compared to 28.3% for the year ended December 31, 2010.

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

	For the Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)

Interest-earning assets:
Loans	$358,364	$19,398	5.41%	$362,096	$20,434	5.64%	$267,281	$15,788	5.91%
Investment securities	94,606	2,712	2.87 (1)	82,720	2,959	3.58 (1)	83,054	3,404	4.10 (1)
Cash and cash equivalents	6,112	88	1.44	13,302	140	1.05	14,363	492	3.43
Federal Home Loan Bank stock	2,766	—	—	3,011	—	—	2,423	—	—
Trading assets	—	—	—	—	—	—	—	—	—
Total interest-earning assets	461,848	22,198	4.81	461,129	23,533	5.10	367,121	19,684	5.36
Non-interest-earning assets	31,245			30,289			15,448
Total assets	$493,093			$491,418			$382,569

Interest-bearing liabilities:
Savings accounts	$20,175	26	0.13	$19,334	35	0.18	$14,037	28	0.20
Certificates of deposit	212,522	4,400	2.07	222,753	5,354	2.40	171,847	5,948	3.46
Money market	62,522	250	0.40	59,489	267	0.45	33,521	167	0.50
NOW	50,791	154	0.30	48,877	169	0.35	40,139	119	0.30
Total interest-bearing deposits	346,010	4,830	1.40	350,453	5,825	1.66	259,544	6,262	2.41
Federal Home Loan Bank advances	28,223	573	2.03	28,647	699	2.44	37,247	1,136	3.05
Securities sold under agreements to repurchase	20,791	376	1.81	19,191	397	2.07	14,667	417	2.84
Trust preferred securities	9,000	231	2.57	9,000	239	2.66	6,074	164	2.70
Total interest-bearing liabilities	404,024	6,010	1.49	407,291	7,160	1.76	317,532	7,979	2.51
Non-interest-bearing checking	56,786			53,195			41,839
Other non-interest-bearing liabilities	1,275			1,363			1,301
Total liabilities	462,085			461,849			360,672
Stockholders’ equity	31,008			29,569			21,897
Total liabilities and stockholders’ equity	$493,093			$491,418			$382,569

Net interest income		$16,188			$16,373			$11,705
Net interest rate spread (2)			3.32%			3.34%			2.85%
Net interest-earning assets (3)	$57,824			$53,838			$49,589
Net interest margin (4)			3.51%			3.55%			3.19%
Average interest-earning assets to interest-bearing liabilities	114.31%			113.22%			115.62%

(1)	The tax equivalent yield of the investment securities portfolio was 3.49%, 4.86% and 5.40% for the years ended December 31, 2011, 2010 and 2009, respectively.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended December 31, 2011 vs. 2010			Years Ended December 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans	$(202)	$(834)	$(1,036)	$5,362	$(716)	$4,646
Investment securities	341	(588)	(247)	(12)	(433)	(445)
Cash and cash equivalents	(104)	52	(52)	(11)	(341)	(352)
Federal Home Loan Bank stock	—	—	—	—	—	—
Trading assets	—	—	—	—	—	—

Total interest-earning assets	35	(1,370)	(1,335)	5,339	(1,490)	3,849

Interest-bearing liabilities:
Savings accounts	1	(10)	(9)	10	(3)	7
Certificates of deposit	(214)	(740)	(954)	1,224	(1,818)	(594)
Money market	12	(29)	(17)	117	(17)	100
NOW	6	(21)	(15)	30	20	50
Total deposits	(195)	(800)	(995)	1,381	(1,818)	(437)
Federal Home Loan Bank advances	(9)	(117)	(126)	(210)	(227)	(437)
Securities sold under agreement to repurchase	29	(50)	(21)	94	(114)	(20)
Trust preferred securities	—	(8)	(8)	77	(2)	75

Total interest-bearing liabilities	(175)	(975)	(1,150)	1,342	(2,161)	(819)

Change in net interest income	$210	$(395)	$(185)	$3,997	$671	$4,668

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements with and advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities. In addition, we have the ability to collateralize borrowings in the wholesale markets. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater. At December 31, 2011, this ratio was 23.0%, slightly above our recommended level, due to an increase in investment securities available for sale during the year. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2011.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $10.4 million. At December 31, 2011, we had no loans classified as held for sale. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $91.5 million at December 31, 2011, and we had $52.5 million in outstanding borrowings at December 31, 2011.

At December 31, 2011, we had $11.4 million in outstanding loan commitments. In addition to outstanding loan commitments, we had $49.9 million in unused lines of credit to borrowers. Certificates of deposit due within one year of December 31, 2011 totalled $112.4 million, or 28.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience, that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are purchasing securities and originating loans. During the years ended December 31, 2011 and 2010, we purchased securities classified as available for sale totaling $63.6 million and $79.1 million, respectively. During the year ended December 31, 2011 we did not purchase any securities classified as held to maturity. During the year ended December 31, 2010 we purchased securities classified as held to maturity totaling $8.1 million. During the years ended December 31, 2011 and 2010, we originated $82.5 million and $111.0 million of loans, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings (repurchase agreements and Federal Home Loan Bank of Pittsburgh advances). We experienced a net increase in total deposits of $3.2 million for the year ended December 31, 2011 and a net increase in total deposits of $9.2 million for the year ended December 31, 2010. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, seasonality with respect to certain government deposits, and by other factors.

We experienced a net decrease in borrowings of $612,000 for the year ended December 31, 2011 and a net increase in borrowings of $7.5 million for the year ended December 31, 2010. At December 31, 2011, we had the ability to borrow an additional $86.5 million from the Federal Home Loan Bank of Pittsburgh and up to $21.5 million from lines of credit with other financial institutions.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, First Sentry Bank exceeded all regulatory capital requirements. First Sentry Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Capital Ratios” and Note 15 of the Notes to the Consolidated Financial Statements.

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

In April, 2011 the Financial Accounting Standards Board issued Accounting Standards Update 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments are not expected to have a significant impact on the Company.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S GAAP and IFRSs. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update seeks to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test as described in previous guidance under Topic 350. The amendments are effective for fiscal years beginning December 15, 2011. Early adoption is permitted. The amendments are not expected to have a significant impact on the Company.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-09, Compensation – Retirement Benefits – Multiemployer Plans. This update addresses concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer pension plan.

Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods for fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all periods presented. The amendments are not expected to have a significant impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-10, Property, Plant and Equipment. Under the amendments in the Update, when a parent ceases to have a controlling interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidate financial statements until legal title to the real estate is transferred to legally satisfy the debt. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The amendments are not expected to have any impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, Balance Sheet. Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements. The differences in the offsetting requirements in U.S. gene4rally accepted accounting principles (U.S GAAP) and International Financial Reporting Standards (IFRS) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and the amounts presented in those statements prepared in accordance with IFRS for certain institutions. The difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on financial position. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments are not expected to have a significant impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments, and supersedes certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments are not expected to have a significant impact on the Company.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

 First Sentry Bancshares, Inc.

 Huntington, West Virginia

We have audited the accompanying consolidated balance sheets of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Sentry Bancshares, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the three years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of First Sentry Bancshares, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, included in Form 10-K and, accordingly, we do not express an opinion thereon.

/s/ Hess, Stewart & Campbell, PLLC

Beckley, West Virginia
March 29, 2012

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

ASSETS	2011	2010
Cash and due from banks	$10,182,673	$16,700,486
Federal funds sold	255,000	4,420,000
Cash and cash equivalents	10,437,673	21,120,486
Interest-earning deposits	3,687,000	12,331,000
Investments available-for-sale	91,546,636	61,548,052
Investments held-to-maturity (fair value approximates $20,084,207 and $22,785,603 at December 31, 2011 and 2010, respectively)	19,274,227	23,010,026
Federal Home Loan Bank stock, at cost	2,931,400	2,885,900

Total loans	357,766,852	356,905,826
Allowance for loan losses	(5,855,000)	(5,005,000)
Net loans	351,911,852	351,900,826
Interest receivable	2,035,431	1,964,514
Bank premises and equipment, net	6,416,876	6,695,002
Other assets	7,865,392	9,228,511
TOTAL ASSETS	$496,106,487	$490,684,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Deposits:
Noninterest-bearing	$63,396,564	$56,661,811
Interest-bearing	338,451,484	342,009,960
Total deposits	401,848,048	398,671,771
Securities sold under agreements to repurchase	21,262,542	19,374,521
Federal Home Loan Bank advances	31,220,578	33,720,577
Interest payable	446,272	506,336
Other liabilities	750,680	402,053
	455,528,120	452,675,258

TRUST PREFERRED SECURITIES	9,000,000	9,000,000

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY
Common stock, $1 par value, 5,280,000 shares authorized, 1,437,651 issued and outstanding at December 31, 2011 and 2010	1,437,651	1,437,651
Additional paid-in capital	15,293,748	15,293,748
Retained earnings	14,522,662	12,658,288
Accumulated other comprehensive income (loss)	324,306	(380,628)
	31,578,367	29,009,059
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,106,487	$490,684,317

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2011 and 2010

	2011	2010
INTEREST INCOME
Loans, including fees	$19,397,527	$20,433,823
Investment securities:
Taxable	1,564,341	1,902,096
Tax-exempt	1,148,128	1,057,204
Federal funds sold and interest-earning deposits	88,341	140,015
	22,198,337	23,533,138
INTEREST EXPENSE
Deposits	4,829,733	5,824,255
Securities sold under agreements to repurchase	376,111	397,593
Trust preferred securities	231,684	239,040
Advances	572,870	698,789
	6,010,398	7,159,677

NET INTEREST INCOME	16,187,939	16,373,461

PROVISION FOR LOAN LOSSES	3,566,705	5,112,101
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,621,234	11,261,360

OTHER INCOME
Service fees	79,813	83,752
Securities gains	178,213	643,510
Other charges, commissions and fees	1,294,458	1,475,772
	1,552,484	2,203,034
OTHER EXPENSES
Salaries and employee benefits	4,357,280	4,109,524
Equipment and occupancy expenses	1,351,217	1,367,561
Data processing	431,704	394,962
Professional fees	830,256	790,320
Taxes, other than payroll, property and income	250,448	272,615
Insurance	579,409	787,645
Other expenses	2,087,096	2,184,316
	9,887,410	9,906,943

INCOME BEFORE INCOME TAX	4,286,308	3,557,451

INCOME TAX EXPENSE	1,271,814	1,006,203

NET INCOME	$3,014,494	$2,551,248

EARNINGS PER SHARE	$2.10	$1.77

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2011 and 2010

	2011	2010

NET INCOME	$3,014,494	$2,551,248

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,046,816	(159,695)
Reclassification adjustment for gains included in net income	(178,213)	(643,510)
	868,603	(803,205)

Cumulative-effect adjustment to apply
GAAP for transfer of securities from available-for-sale to held-to-maturity	166,400	(1,561)

Less income tax expense (benefit)	330,069	(303,079)

Other comprehensive income (loss), net of tax	704,934	(501,687)

COMPREHENSIVE INCOME	$3,719,428	$2,049,561

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE, December 31, 2009	$1,437,651	$15,293,748	$11,257,159	$121,059	$28,109,617

Net income	—	—	2,551,248	—	2,551,248
Change in unrealized loss on securities	—	—	—	(500,126)	(500,126)
Change in unrealized loss on securities transferred from available-for-sale to held-to-maturity	—	—	—	(54,259)	(54,259)
Accretion under GAAP for transferred securities to help-to-maturity	—	—	—	52,698	52,698
Dividends, $0.80 per share	—	—	(1,150,119)	—	(1,150,119)

BALANCE, December 31, 2010	1,437,651	15,293,748	12,658,288	(380,628)	29,009,059

Net income	—	—	3,014,494	—	3,014,494
Change in unrealized gain on securities	—	—	—	538,534	538,534
Amortization under GAAP for transferred securities held-to-maturity	—	—	—	166,400	166,400
Dividends, $0.80 per share	—	—	(1,150,120)	—	(1,150,120)

BALANCE, December 31, 2011	$1,437,651	$15,293,748	$14,522,662	$324,306	$31,578,367

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,014,494	$2,551,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,566,705	5,112,101
Depreciation and amortization	605,114	573,576
Subsequent write-downs on other real estate	231,100	204,779
Investment securities amortization net of accretion	439,888	483,494
Amortization of core deposit intangible	34,867	34,867
Securities and trading asset gains	(178,213)	(643,510)
Loss on sale of assets	16,102	40,751
Deferred income taxes	(493,897)	630,446
Changes in:
Interest receivable	(70,917)	187,801
Other assets	1,514,516	(64,728)
Interest payable	(60,064)	(83,436)
Other liabilities	348,627	(307,778)
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,968,322	8,719,611

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-earning deposits	8,644,000	(6,499,000)
Maturities of investments available-for-sale	2,010,000	945,000
Redemptions of investments available-for-sale	39,421,036	47,794,493
Sales of investments available-for-sale	8,310,364	18,799,721
Maturities of investments held-to-maturity	1,785,000	760,000
Redemptions of investments held-to-maturity	1,461,164	362,888
Purchase of investments available-for-sale	(79,072,874)	(63,652,014)
Purchase of investments held-to-maturity	—	(8,068,974)
Sale (purchase) of Federal Home Loan Bank Stock	(45,500)	151,900
Net (increase) decrease in loans	(3,734,139)	3,418,428
Proceeds from sale of foreclosed properties	482,621	260,000
Purchases of premises and equipment	(326,986)	(339,894)
NET CASH USED IN INVESTING ACTIVITIES	(21,065,314)	(6,067,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	3,176,277	9,200,773
Net change in agreements to repurchase securities	1,888,021	(1,354,980)
Net decrease in FHLB advances	(2,499,999)	(6,170,020)
Cash dividends paid	(1,150,120)	(1,150,119)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,414,179	525,654

NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,682,813)	3,177,813

CASH AND CASH EQUIVALENTS, BEGINNING	21,120,486	17,942,673

CASH AND CASH EQUIVALENTS, ENDING	$10,437,673	$21,120,486

See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

	2011	2010

SUPPLEMENTAL DISCLOSURES

Cash paid for interest on deposits and borrowings	$6,266,178	$7,243,113
Cash paid for income taxes	849,990	1,144,303

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

Loans transferred to foreclosed properties	$619,204	$330,000

 See Notes to Consolidated Financial Statements

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

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

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in the application of certain accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. As a result of unanticipated events or circumstances, actual results could differ from those estimates.

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
Years Ended December 31, 2011 and 2010

Cash and cash equivalents: For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and cash on hand, amounts due from banks, and federal funds sold.

Interest-bearing deposits: Interest-bearing deposits in banks mature within one or two years and are carried at cost.

Trading activities: The Company did not hold securities for short-term resale for the years ended December 31, 2011 and 2010, and therefore did not maintain a trading securities portfolio.

Investment securities: Debt securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are carried at amortized cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value with unrealized gains and losses reported separately, net of tax, in other comprehensive income. Realized gains and losses on securities available-for-sale are included in other income, and when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific identification method.

Declines that are other than temporary in the fair value of individual held-to-maturity and available-for-sale securities below their cost result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans: The Bank grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by mortgage loans throughout West Virginia, Ohio, and Kentucky. The ability of the Bank’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas. Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Interest income on loans is recognized on the accrual basis except for those loans in a nonaccrual income status. Loan origination and commitment fees, as well as certain direct origination costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless a nonaccrual loan is well secured and collection of all principal and remaining accrued interest is anticipated from the disposition of collateral. The interest on nonaccrual loans is accounted for on-the-cash basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for loan losses: The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are subject to revision as more information becomes available.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as doubtful, substandard, or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loans and the borrower, including the length of the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

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
Years Ended December 31, 2011 and 2010

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

When tax returns are filed, it is highly certain that some positions would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Management is not aware of any material uncertain tax positions and no liability has been recognized at December 31, 2011. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company files consolidated income tax returns with its subsidiary.

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
Years Ended December 31, 2011 and 2010

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

In April, 2011 the Financial Accounting Standards Board issued Accounting Standards Update 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity when all of the listed conditions have been met. The amendments are not expected to have a significant impact on the Company.

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S GAAP and IFRSs. The amendments in this update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update seeks to improve comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The amendments are not expected to have a significant impact on the Company.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test as described in previous guidance under Topic 350. The amendments are effective for fiscal years beginning December 15, 2011. Early adoption is permitted. The amendments are not expected to have a significant impact on the Company.

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-09, Compensation – Retirement Benefits – Multiemployer Plans. This update addresses concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this update require additional disclosures about an employer’s participation in a multiemployer pension plan.

Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. For nonpublic entities, the amendments are effective for annual periods for fiscal years ending after December 15, 2012, with early adoption permitted. The amendments should be applied retrospectively for all periods presented. The amendments are not expected to have a significant impact on the Company.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-10, Property, Plant and Equipment. Under the amendments in the Update, when a parent ceases to have a controlling interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidate financial statements until legal title to the real estate is transferred to legally satisfy the debt. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The amendments are not expected to have any impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-11, Balance Sheet. Offsetting (netting) assets and liabilities is an important aspect of presentation in financial statements. The differences in the offsetting requirements in U.S. generally accepted accounting principles (U.S GAAP) and International Financial Reporting Standards (IFRS) account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and the amounts presented in those statements prepared in accordance with IFRS for certain institutions. The difference reduces the comparability of statements of financial position. The FASB and IASB are issuing joint requirements to enhance current disclosures. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. The amendments in this Update require an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on financial position. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The amendments are not expected to have a significant impact on the Company.

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-12, Comprehensive Income. This Update defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments, and supersedes certain pending paragraphs in Update 2011-05. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented. While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments are not expected to have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

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
Years Ended December 31, 2011 and 2010

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

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported at December 31, 2011 and 2010.

As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

December 31, 2011:
Assets:
Investment securities:
Available-for-sale	$91,546,636	$—	$91,546,636	$—

December 31, 2010:
Assets:
Investment securities:
Available-for-sale	$61,548,052	$—	$61,548,052	$—

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

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

The estimated fair values of the Bank’s financial instruments at December 31, 2011 and 2010 do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2011 and 2010 was $3,247,000 and $4,432,000, respectively.

NOTE 4. INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at December 31, 2011 and 2010, are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
Held-to-maturity:
State and political	$19,274,227	$810,115	$135	$20,084,207

Available-for-sale:
Mortgage-backed securities	19,143,681	252,795	26,006	19,370,470
U.S. agency securities	57,153,941	111,034	81,064	57,183,911
State and political	14,105,541	393,111	3,757	14,494,895
Corporate securities	500,000	—	2,640	497,360
	90,903,163	756,940	113,467	91,546,636

	$110,177,390	$1,567,055	$113,602	$111,630,843
December 31, 2010:
Held-to-maturity:
State and political	$21,626,024	$148,718	$514,679	$21,260,063
Corporate securities	1,384,002	141,538	—	1,525,540
	23,010,026	290,256	514,679	22,785,603

Available-for-sale:
Mortgage-backed securities	14,697,482	205,400	222,918	14,679,964
U.S. agency securities	35,533,382	241,896	422,044	35,353,234
State and political	11,542,318	66,154	93,618	11,514,854
	61,773,182	513,450	738,580	61,548,052

	$84,783,208	$803,706	$1,253,259	$84,333,655

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The amortized cost and estimated fair value of securities at December 31, 2011 and 2010, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

December 31, 2011:
One year or less	$156,911	$158,294	$1,111,387	$1,126,092
After one year through five years	848,449	853,549	5,144,886	5,185,631
After five years through ten years	7,967,532	8,334,611	13,144,937	13,341,003
After ten years	10,301,335	10,737,753	71,501,953	71,893,910

	$19,274,227	$20,084,207	$90,903,163	$91,546,636

December 31, 2010:
One year or less	$2,118,579	$2,132,573	$2,250,793	$2,263,560
After one year through five years	1,605,499	1,604,434	8,148,803	8,174,152
After five years through ten years	8,164,296	8,098,597	10,088,730	10,183,000
After ten years	11,121,652	10,949,999	41,284,856	40,927,340

	$23,010,026	$22,785,603	$61,773,182	$61,548,052

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

Proceeds and redemptions of available-for-sale securities for the years ended December 31, 2011 and 2010, totaled $49,741,400 and $67,539,214, respectively. Net gains on redemptions of available-for-sale securities totaled $168,681 and $643,510 for the years ended December 31, 2011 and 2010, respectively. Proceeds and redemptions of held-to-maturity securities for the years ended December 31, 2011 and 2010, totaled $3,246,164 and $1,122,888, respectively. Net gains on redemptions of held-to-maturity securities totaled $9,532 and $-0- for the years ended December 31, 2011 and 2010, respectively.

Securities with a carrying value of $55,296,000 and $47,144,000 were pledged at December 31, 2011 and 2010, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross	Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2011:
Held-to-maturity
State and political securities	$135	$200,008	$—	$—
Available-for-sale
U.S. Agencies	26,006	22,447,027	—	—
Mortgage-backed securities	81,064	4,836,559	—
State and political securities	3,757	737,401	—	—
Corporate securities	2,640	497,360	—	—

	$113,602	$28,718,355	$—	$—

December 31, 2010:
Held-to-maturity
State and political securities	$514,679	$10,570,280	$—	$—
Available-for-sale
U.S. Agencies	422,044	23,709,073	—	—
Mortgage-backed securities	222,918	7,644,311	—	—
State and political securities	93,618	3,480,664	—	—

	$1,253,259	$45,404,328	$—	$—

At December 31, 2011, thirty-one debt securities with unrealized losses had depreciated 0.39% from the Company’s amortized cost basis. At December 31, 2010, sixty-two debt securities with unrealized losses had depreciated 2.69% from the Company’s amortized cost basis. These securities are guaranteed by either the U.S. Government or other governments. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether the downgrades by bond-rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary. Management does not believe that any individual unrealized loss as of December 31, 2011, included in the table on previous page represents an other-than-temporary impairment as management mainly attributes the declines in value to changes in interest rates and lack of liquidity in the market place, not credit quality or other factors. Management does not believe it is probable that the Company will not receive all principal and interest payments in accordance with the contractual terms of these securities. The Company has the intent and ability to hold the securities contained in the table on previous page until maturity.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

Federal Home Loan Bank Stock, which represents a required investment in the common stock of the Federal Home Loan Bank of Pittsburgh (FHLB), is carried at cost as a restricted long-term investment at December 31, 2011 and 2010.

Management evaluates the FHLB stock for impairment in accordance with GAAP. When determining if any impairment has occurred, management bases its decision on the ultimate recoverability of the cost rather than recognizing temporary declines in value. Factors that are considered are 1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, 2) commitment by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and 3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB. Management does not believe an impairment charge is required as it relates to FHLB stock as of December 31, 2011.

NOTE 5. LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:

	December 31,
	2011	2010
Loans
Commercial	$104,271,585	$107,388,340
Commercial real estate	179,777,939	173,897,754
Residential real estate	54,940,668	55,405,724
Consumer	18,865,043	20,307,622
Gross loans	357,855,235	356,999,440
Less deferred loan fees	(88,383)	(93,614)

Total loans	$357,766,852	$356,905,826

As disclosed in Note 11, the commercial, commercial real estate and residential real estate loans secure the Federal Home Loan Bank advances. Overdraft deposit accounts that have been reclassed as loans as of December 31, 2011 and 2010, totaled $386,353 and $362,528, respectively.

As of December 31, 2011, the scheduled maturities of loans are as follows:

2011

Three months or less	$49,602,751
Over three months through twelve months	36,056,404
Over one year through three years	88,771,813
Over three years through five years	85,415,392
Over five years through ten years	50,752,098
Over ten years	47,256,777

$357,855,235

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

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

	December 31,
	2011	2010

Beginning balance	$12,445,373	$9,054,520
New loans	1,325,000	4,889,903
	13,770,373	13,944,423
Less payments	848,069	1,499,050

Ending balance	$12,922,304	$12,445,373

The following tables detail activity in the allowance for loan losses, segregated by class of loan, for the years ended December 31, 2011 and 2010. The allocation portion of the allowance to one category of loans does not preclude its ability to absorb losses in other loan categories and periodically may result in reallocation within the provision categories.

	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
December 31, 2011:
Commercial	$3,251,761	$1,060,029	$44,361	$1,565,021	$3,801,114
Commercial real estate	1,214,479	1,257,076	35,120	1,474,229	1,466,752
Residential real estate	331,221	331,078	41,821	403,482	445,446
Consumer	135,459	217,606	27,782	195,367	141,002
Unallocated	72,080	—	—	(71,394)	686

	$5,005,000	$2,865,789	$149,084	$3,566,705	$5,855,000

December 31, 2010:
Commercial	$2,993,000	$4,719,746	$35,821	$4,942,686	$3,251,761
Commercial real estate	1,214,000	199,031	2,318	197,192	1,214,479
Residential real estate	351,000	23,879	39,828	(35,728)	331,221
Consumer	105,000	58,179	30,767	57,871	135,459
Unallocated	122,000	—	—	(49,920)	72,080

	$4,785,000	$5,000,835	$108,734	$5,112,101	$5,005,000

As a part of the ongoing monitoring of the credit quality of the loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade assigned to commercial and consumer loans, (ii) the level of classified commercial loans, (iii) net charge-offs, (iv) nonperforming loans, and (v) the general economic conditions in the Company’s geographic markets.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The Bank uses a risk grading system to assign a risk grade to each of its loans and assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. Special mention loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Bank’s credit position at some future date. A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. They require more intensive supervision by management. For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual. A loan is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred. Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity. At December 31, 2011 and December 31, 2010, the Bank had no loans classified as doubtful.

The following tables present the loan portfolio by credit quality indicator (risk grade) as of December 31, 2011 and December 31, 2010.

		Special	Sub-		Total
	Pass	Mention	Standard	Doubtful	Loans
December 31, 2011:
Commercial	$99,102,265	$1,376,835	$3,792,485	$—	$104,271,585
Commercial real estate	164,741,613	6,019,667	9,016,659	—	179,777,939
Residential real estate	52,396,373	695,694	1,848,601	—	54,940,668
Consumer	18,697,411	35,852	131,780	—	18,865,043

	$334,937,662	$8,128,048	$14,789,525	$—	$357,855,235

December 31, 2010:
Commercial	$103,532,236	$1,355,967	$2,500,137	$—	$107,388,340
Commercial real estate	160,165,443	7,891,920	5,840,391	—	173,897,754
Residential real estate	53,650,624	661,292	1,093,808	—	55,405,724
Consumer	20,245,843	55,170	6,609	—	20,307,622

	$337,594,146	$9,964,349	$9,440,945	$—	$356,999,440

A loan’s risk grade is assigned at the inception of the loan and is based on the financial strength of the borrower and the type of collateral. Loan risk grades are subject to reassessment at various times throughout the year as part of the Company’s ongoing loan review process. Loans with an assigned risk grade of special mention or below are reassessed on a quarterly basis. During this reassessment process individual reserves may be identified and placed against certain loans which are not considered impaired.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and December 31, 2010.

	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated	Evaluated		Evaluated	Evaluated
	for	for		for	for
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2011:
Commercial	$2,251,407	$1,549,707	$3,801,114	$4,944,325	$99,327,260	$104,271,585
Commercial real estate	383,241	1,083,511	1,466,752	7,701,848	172,076,091	179,777,939
Residential real estate	396,023	49,423	445,446	2,035,690	52,904,978	54,940,668
Consumer	21,538	119,464	141,002	107,665	18,757,378	18,865,043
Unallocated	—	686	686	—	—	—

	$3,052,209	$2,802,791	$5,855,000	$14,789,528	$343,065,707	$357,855,235

December 31, 2010:
Commercial	$1,866,032	$1,385,729	$3,251,761	$2,500,137	$104,888,203	$107,388,340
Commercial real estate	212,921	1,001,558	1,214,479	5,840,391	168,057,363	173,897,754
Residential real estate	285,425	45,796	331,221	1,093,808	54,311,916	55,405,724
Consumer	—	135,459	135,459	6,609	20,301,013	20,307,622
Unallocated	—	72,080	72,080	—	—	—

	$2,364,378	$2,640,622	$5,005,000	$9,440,945	$347,558,495	$356,999,440

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Loans may be placed on nonaccrual status regardless of whether or not such loans are considered past due. The following table represents an age analysis of past due loans and nonaccrual loans, segregated by class of loans, as of December 31, 2011 and December 31, 2010.

	Accruing Loans
			Total
	30-89	90 Days	Accruing
	Days	or More	Loans	Nonaccrual		Total
	Past Due	Past Due	Past Due	Loans	Current	Loans
December 31, 2011:
Commercial	$159,263	$—	$159,263	$2,709,123	$101,403,199	$104,271,585
Commercial real estate	1,617,503	—	1,617,503	4,914,914	173,245,522	179,777,939
Residential real estate	1,180,194	—	1,180,194	727,455	53,033,019	54,940,668
Consumer	462,073	—	462,073	111,166	18,291,804	18,865,043

	$3,419,033	$—	$3,419,033	$8,462,658	$345,973,544	$357,855,235

December 31, 2010:
Commercial	$198,544	$1,059,213	$1,257,757	$1,499,531	$104,631,052	$107,388,340
Commercial real estate	1,247,931	135,565	1,383,496	1,190,000	171,324,258	173,897,754
Residential real estate	1,189,174	400,978	1,590,152	1,441	53,814,131	55,405,724
Consumer	410,468	163,789	574,257	3,952	19,729,413	20,307,622

	$3,046,117	$1,759,545	$4,805,662	$2,694,924	$349,498,854	$356,999,440

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Bank does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.). Impaired loans, or portions thereof, are charged-off when deemed uncollectible. At December 31, 2011, there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The following tables detail impaired loan data as of December 31, 2011 and December 31, 2010:

			Average	Interest	Interest
	Impaired	Related	Recorded	Income	Income
December 31, 2011:	Balance	Allowance	Investment	Recorded	Collected
With No Related Allowance Recorded:
Commercial	$489,097	$—	$171,824	$20,929	$—
Commercial real estate	3,270,413	—	2,817,606	17,920	28,078
Residential real estate	532,952	—	420,047	3,361	—
Consumer	111,166	—	182,458	1,141	—
	4,403,628	—	3,591,935	43,351	28,078
With an Allowance Recorded:
Commercial	2,220,026	1,101,062	299,220	—	—
Commercial real estate	1,644,501	509,779	729,383	—	—
Residential real estate	194,503	27,277	333,012	—	—
Consumer	—	—	—	—	—
	4,059,030	1,638,118	1,361,615	—	—
Total:
Commercial	2,709,123	1,101,062	471,044	20,929	—
Commercial real estate	4,914,914	509,779	3,546,989	17,920	28,078
Residential real estate	727,455	27,277	753,059	3,361	—
Consumer	111,166	—	182,458	1,141	—
	$8,462,658	$1,638,118	$4,953,550	$43,351	$28,078

December 31, 2010:
With No Related Allowance Recorded:
Commercial	$44,454	$—	$1,008,000	$8,120	$7,578
Commercial real estate	1,890,873	—	1,275,000	20,749	20,749
Residential real estate	28,188	—	296,000	—	—
Consumer	167,741	—	137,000	1,909	1,878
	2,131,256	—	2,716,000	30,778	30,205
With an Allowance Recorded:
Commercial	1,281,111	1,218,646	504,000	—	—
Commercial real estate	667,872	35,216	1,044,000	10,261	10,261
Residential real estate	374,230	55,435	197,000	—	—
Consumer	—	—	—	—	—
	2,323,213	1,309,297	1,745,000	10,261	10,261
Total:
Commercial	1,325,565	1,218,646	1,512,000	8,120	7,578
Commercial real estate	2,558,745	35,216	2,319,000	31,010	31,010
Residential real estate	402,418	55,435	493,000	—	—
Consumer	167,741	—	137,000	1,909	1,878
	$4,454,469	$1,309,297	$4,461,000	$41,039	$40,466

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

A troubled debt restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties. Most of the Bank’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months. These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment. The following table presents TDR’s as of December 31, 2011:

	TDRs on	TDRs on
	Non-Accrual	Accrual	Total
December 31, 2011:	Status	Status	TDRs
Commercial	$—	$294,891	$294,891
Commercial real estate	1,515,266	—	1,515,266
Residential real estate	20,000	819,548	839,548
Consumer	15,000	77,398	92,398
	$1,550,266	$1,191,837	$2,742,103

During the twelve months ended December 31, 2011, the Bank modified six loan relationships that were considered to be troubled debt restructurings. We extended the maturity date term for all of these loans. At December 31, 2011, 18% of the Bank’s TDRs were performing according to their modified terms. A loan is considered to be in payment default once it is 31 days contractually past due under the modified terms. As of December 31, 2011, the TDRs on non-accrual status and $708,030 of the TDRs on accrual status that were 30-89 days past due were considered in default. The Bank allocated $51,512 of specific reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011. The TDRs on non-accrual status are designated as impaired. The Bank has not committed to lend any additional amounts to its existing TDR relationships.

NOTE 6. PREMISES AND EQUIPMENT

A summary of the cost of premises and equipment and related accumulated depreciation follows:

	December 31,
	2011	2010

Land and improvements	$3,432,966	$3,260,569
Buildings	3,629,964	3,629,964
Furniture, fixtures, and equipment	2,531,744	2,547,082
Automobiles	58,080	51,234
	9,652,754	9,488,849
Less accumulated depreciation	3,235,878	2,793,847

	$6,416,876	$6,695,002

Depreciation expense for the years ended December 31, 2011 and 2010 was $605,114 and $573,576, respectively.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 7. OTHER REAL ESTATE OWNED

Activity for other real estate owned included in other assets for December 31, 2011 and 2010, is as follows:

	2011	2010

Balance at beginning of year	$2,102,858	$2,268,704
Properties acquired	562,204	330,000
Subsequent write-downs	(231,100)	(204,779)
Gross proceeds from sales	(431,862)	(260,000)
Gains (losses) recorded	(2,862)	(31,067)

	$1,999,238	$2,102,858

NOTE 8. OTHER ASSETS

As result of the merger with Guaranty Bank, goodwill was included in other assets in the amount of $2,368,278. Goodwill is reviewed annually for impairment in accordance with GAAP. Management has determined that no impairment to goodwill has occurred in 2011 or 2010. In addition, a core deposit intangible was recorded in the amount of $523,000 and is being amortized over a period of seven years using an accelerated method. The unamortized balance of the core deposit intangible at December 31, 2011 and 2010 was $444,550 and $479,417, respectively.

NOTE 9. DEPOSITS

Deposits consisted of the following:

	December 31,
	2011			2010
			Weighted			Weighted
			Average			Average
	Balance	%	Rate	Balance	%	Rate

Savings	$21,945,695	5.46	0.13%	$18,699,236	4.69	0.18%
Certificates of deposit	210,885,386	52.48	2.07	211,010,113	52.93	2.40
Money market	56,563,831	14.07	0.40	67,291,744	16.88	0.45
Now	49,056,572	12.21	0.30	45,008,867	11.29	0.35
Checking	63,396,564	15.78	—	56,661,811	14.21	—

	$401,848,048	100.00	1.20	$398,671,771	100.00	1.44

Interest expense on deposits for the years ended December 31, 2011 and 2010, consisted of the following:

	2011	2010

Savings	$26,083	$34,930
Certificates of deposits	4,399,858	5,353,127
Money market	249,417	267,210
Now	154,375	168,988

	$4,829,733	$5,824,255

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

Scheduled maturities of certificates of deposit at December 31, 2011, are as follows:

2011

Three months or less	$38,322,401
Over three months through twelve months	74,052,230
Over one year through three years	55,459,354
Over three years	43,051,401

$210,885,386

Deposits from related parties held by the Bank at December 31, 2011 and 2010, amounted to $5,009,142 and $8,931,789, respectively.

NOTE 10. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase generally are held until canceled by either party. Information concerning securities sold under agreements to repurchase at December 31, 2011 and 2010 is summarized as follows:

	2011	2010

Average balance during the year	$20,791,477	$19,190,556
Average interest rate during the year	1.81%	2.07%
Maximum month-end balance during the year	$24,402,084	$20,675,303
U.S. agency securities underlying the agreements	22,897,061	28,614,911

NOTE 11. FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB) which allows the Bank to borrow funds from the FHLB. The Bank’s maximum borrowing capacity from FHLB was $135,742,000 and $140,718,000 at December 31, 2011 and 2010, respectively.

The Bank has advances of short- and long-term debt from the FHLB totaling $31,220,578 and $33,720,577 at December 31, 2011 and 2010, respectively, with various scheduled maturity dates beginning January 19, 2012, through May 19, 2022. The advances are secured by commercial, commercial real estate and residential real estate loans. The interest rate is determined at the time the advances are made and currently range from 0.15% to 4.57%. The FHLB advances are scheduled for repayment as follows:

Year	Amount

2012	$20,000,000
2013	—
2014	—
2015	—
2016	—
Thereafter	11,220,578

$31,220,578

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 12. LINES OF CREDIT

The Bank has federal funds accommodations with four correspondent banks. The agreements allow the Bank to borrow for 14 days in a calendar month with interest due daily at variable rates. The amounts available for the Bank to borrow under these agreements total $21,500,000. At December 31, 2011 and 2010, no funds were advanced under these agreements.

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

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share. The variable interest rate is equal to a 3-month LIBOR plus 1.58% (2.13% at December 31, 2011). Distributions for the years ended December 31, 2011 and 2010, totaled $95,908 and $97,214, respectively. The Company has executed a guarantee with regard to the trust preferred securities. The guarantee, when taken together with the Company’s obligations under the trust debenture issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc. the Company acquired Guaranty Financial Statutory Trust I (the Trust). The Company owns 100% of the common equity of the Trust. The Trust was formed for the purpose of issuing $4,000,000 of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures. Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.67% at December 31, 2011), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company. Distributions for the years ended December 31, 2011 and 2010, totaled $135,776 and $141,826, respectively. The Company has the option to defer payment of the distributions for an extended period up to five years, so long as the Company is not in default of the terms of the debentures.

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
Years Ended December 31, 2011 and 2010

NOTE 14. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet. Financial instruments whose contract amount represents credit risk at December 31, 2011 and 2010 are as follows:

	2011	2010

Commitments to extend credit	$61,284,001	$51,098,474
Standby letters of credit	8,292,126	7,800,962

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

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2011 and 2010, that the Bank meets all the capital adequacy requirements to which it is subject. As of July 21, 2011, the date of the most recent notification from the West Virginia Division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. At December 31, 2011 and 2010, the Bank is categorized as well capitalized as disclosed in the following table.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The Bank’s actual and required capital amounts and ratios as of December 31, 2011 and 2010, are as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under The Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$41,668,000	12.20%	$27,323,000	8%	$34,154,000	10%
Consolidated	41,721,000	12.24%	27,269,000	8%	34,086,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	37,379,000	10.94%	13,667,000	4%	20,500,000	6%
Consolidated	37,441,000	10.99%	13,627,000	4%	20,441,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	37,379,000	7.36%	20,315,000	4%	25,393,000	5%
Consolidated	37,441,000	7.60%	19,706,000	4%	24,632,000	5%

December 31, 2010:
Total Risk-Based Capital
(to Risk-Weighted Assets)
Bank	$39,770,000	11.62%	$27,381,000	8%	$34,226,000	10%
Consolidated	39,826,000	11.65%	27,349,000	8%	34,186,000	10%

Tier l Capital
(to Risk-Weighted Assets)
Bank	35,484,000	10.37%	13,688,000	4%	20,531,000	6%
Consolidated	35,542,000	10.39%	13,684,000	4%	20,525,000	6%

Tier l Capital
(to Adjusted Total Assets)
Bank	35,484,000	7.19%	19,741,000	4%	24,676,000	5%
Consolidated	35,542,000	7.23%	19,664,000	4%	24,580,000	5%

Earnings per share are computed on the weighted average number of shares outstanding of 1,437,651 at December 31, 2011 and 2010.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 16. INCOME TAXES

The provision for income taxes consists of the following:

	Years Ended December 31,
	2011	2010
Current tax expense
Federal	$1,458,325	$274,802
State	307,386	100,955
Deferred tax expense (benefit)
Federal	(427,768)	539,022
State	(66,129)	91,424
	$1,271,814	$1,006,203

A reconciliation of the income tax expense at the Federal statutory rate of 34% is as follows:

	Years Ended December 31,
	2011	2010

Federal statutory income tax	$1,457,345	$1,209,533
State income tax, net of federal tax benefit	202,875	66,630
Tax exempt interest income	(365,324)	(382,888)
Other	(23,082)	112,928
	$1,271,814	$1,006,203

The Company files income tax returns in the U.S. federal jurisdiction and the State of West Virginia. The Company has evaluated the tax positions taken or expected to be taken in its tax returns and does not believe it has any additional liability related to uncertain tax positions. Interest and penalties associated with any tax assessments are recorded as interest expense and noninterest expense, respectively. The years ended December 31, 2008 through December 31, 2011 remain open for audits by tax authorities.

For the year ended December 31, 2010, the Company utilized the remaining NOL carryforward of $1,656,152 that was available from the acquisition of Guaranty Bank.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

A cumulative net deferred tax asset is included in other assets. The components of the asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,222,787	$965,631
Acquisition costs	137,731	137,731
OREO write-downs	430,609	374,004
Nonaccrual interest	180,815	54,940
AMT credit carryforward	83,942	83,942
OTTI securities	179,278	179,278
Unrealized loss on securities	—	85,549
	2,235,162	1,881,075

Deferred tax liabilities:
Depreciation	395,503	243,400
Accretion of discounts, net	56,108	54,477
Unrealized gain on securities	244,520	—
	696,131	297,877
Net deferred tax asset	$1,539,031	$1,583,198

NOTE 17. PROFIT SHARING PLAN

The Bank instituted a 401(k) profit sharing plan in 1999 covering all employees. The plan permits employee contributions up to the maximum allowed by Internal Revenue Service regulations ($16,500 for 2011). Employer contributions are discretionary and totaled $84,613 and $75,265 for the years ended December 31, 2011 and 2010, respectively.

NOTE 18. OPERATING LEASES

During November 2002, the Bank signed a ten-year lease for land on which a branch is located. Lease payments are $3,750 per month through October 2012. At that time, providing the lease is still in effect, the lease will be automatically renewed for a series of twelve renewals of five years each, plus a final thirteenth renewal for nineteen years. Upon each renewal, the lease provides for an increase in the rental payments of ten percent over the preceding term. The Bank intends to renew this lease and an additional five-year term is included in the following schedule of minimum rental payments with annual lease payments of $49,500. Lease payments totaled $45,000 each year for the years ended December 31, 2011 and 2010. Lease payments made during 2003 were included in other assets as prepaid rents and are being amortized over the original ten year term of the lease.

The Bank assumed a lease with a related party as the result of the merger with Guaranty Bank. Under the remaining terms of the twenty-year lease scheduled to expire in March 2020, monthly lease payments are $6,000 through March 2015, and in April 2015 the monthly lease payments will increase to $6,500 for the remaining term of the lease. Lease payments totaled $72,000 and $70,500 for the years ended December 31, 2011 and 2010, respectively.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

The following is a schedule by year of future minimum rental payments required under lease agreements:

Year Ending
December 31,	Amount

2012	$117,750
2013	121,500
2014	121,500
2015	126,000
2016	127,500
Thereafter	294,750

$909,000

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

NOTE 20. COMMITMENTS AND CONTINGENCIES

The Company and the Bank are subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated position of the Company or the Bank.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 21. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Sentry Bancshares, Inc. (Parent Company) is presented below:

BALANCE SHEETS
	December 31,
	2011	2010
ASSETS
Investments in subsidiary	$40,516,483	$37,949,696
Other assets	73,351	71,369
	$40,589,834	$38,021,065

LIABILITIES
Total liabilities	$9,011,467	$9,012,006
Total stockholders’ equity	31,578,367	29,009,059
	$40,589,834	$38,021,065

STATEMENTS OF INCOME	Years Ended December 31,
	2011	2010
Income:
Dividends from subsidiary	$1,133,901	$899,735
Other income	30,207	31,627
	1,164,108	931,362
Expenses:
Other	—	—

Income before income taxes and equity in undistributed income of subsidiary	1,164,108	931,362

Federal and state income tax expense	(11,467)	(12,006)

Income before equity in undistributed income of subsidiary	1,152,641	919,356

Equity in undistributed income of subsidiary	1,861,853	1,631,892
	$3,014,494	$2,551,248

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2011 and 2010

NOTE 21. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF CASH FLOWS	Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,014,494	$2,551,248
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in equity in undistributed income of subsidiary	(1,861,853)	(1,631,892)
(Increase) decrease in other assets	(1,982)	228,339
(Decrease) increase in other liabilities	(539)	2,424
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,150,120	1,150,119

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(1,150,120)	(1,150,119)
NET CASH USED IN FINANCING ACTIVITIES	(1,150,120)	(1,150,119)

NET CHANGE IN CASH	—	—

CASH, BEGINNING	—	—
CASH, ENDING	$—	$—

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

_________________________

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

FIRST SENTRY BANCSHARES, INC.

Date: March 29, 2012	By:	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Geoffrey S. Sheils	President and Chief Executive	March 29, 2012
Geoffrey S. Sheils	Officer (Principal Executive Officer)

/s/ Richard D. Hardy	Senior Vice President and	March 29, 2012
Richard D. Hardy	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Robert H. Beymer	Chairman of the Board	March 29, 2012
Robert H. Beymer

/s/ Kerry P. Dillard	Director	March 29, 2012
Kerry P. Dillard

/s/ Jeffrey E. Hood	Director	March 29, 2012
Jeffrey E. Hood

/s/ Johnnie Jones	Director	March 29, 2012
Johnnie Jones

/s/ Nester S. Logan	Director	March 29, 2012
Nester S. Logan

/s/ Charles H. McKown, Jr. MD	Director	March 29, 2012
Charles H. McKown, Jr. MD

/s/ Robert L. Shell, Jr.	Director	March 29, 2012
Robert L. Shell, Jr.

/s/ Paul L. Turman, II	Director	March 29, 2012
Paul L. Turman, II

/s/ Joseph Williams	Director	March 29, 2012
Joseph Williams

/s/ S. Kenneth Wolfe, MD	Director	March 29, 2012
S. Kenneth Wolfe, MD

/s/ Marc A. Sprouse	Director	March 29, 2012
Marc A. Sprouse

/s/ David Fox, III	Director	March 29, 2012
David Fox, III

/s/ J. Grant McGuire	Director	March 29, 2012
J. Grant McGuire

/s/ Edward W. Morrison, Jr.	Director	March 29, 2012
Edward W. Morrison, Jr.

/s/ Sally C.B. Oxley	Director	March 29, 2012
Sally C.B. Oxley

/s/ George A. Patterson, III	Director	March 29, 2012
George A. Patterson, III

/s/ Paul B. Riedel	Director	March 29, 2012
Paul B. Riedel

/s/ J. Roger Smith	Director	March 29, 2012
J. Roger Smith

/s/ John Jay White	Director	March 29, 2012
John Jay White

