Form 10-Q
period 2012-03-31
First Sentry Bancshares, Inc.
filed 2012-05-15
CIK 1451432

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012
or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ____to____

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock as of the latest practicable date.

1,437,651 shares of Common Stock, par value $1.00 per share, were issued and outstanding as of May 15, 2012.

FIRST SENTRY BANCSHARES, INC.

Form 10-Q Quarterly Report

Comparison of Financial Condition at March 31, 2012 and December 31, 2011	26
Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011	29
LIQUIDITY AND CAPITAL RESOURCES	32
Off-Balance Sheet Arrangements and Contractual Obligations	33

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2012 (Unaudited) and December 31, 2011
(Dollars in Thousands)

	March 31,
	2012	December 31,
	(Unaudited)	2011
ASSETS

Cash and due from banks	$13,013	$10,183
Federal funds sold	95	255
Cash and cash equivalents	13,108	10,438

Interest-earning deposits	3,193	3,687
Investments available-for-sale	94,638	91,547
Investments held-to-maturity (fair value approximates $20,095 and $20,084, respectively)	19,220	19,274
Federal Home Loan Bank stock, at cost	2,785	2,931
Loans, net of allowance of $6,040 (unaudited) and $5,855, respectively	343,077	351,912
Interest receivable	1,964	2,035
Bank premises and equipment, net	6,317	6,417
Other real estate owned	1,957	1,999
Goodwill and core deposit intangible	2,804	2,813
Other assets	2,736	3,053
	$491,799	$496,106

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits:
Noninterest-bearing	$61,983	$63,397
Interest-bearing	346,747	338,451
Total deposits	408,730	401,848

Securities sold under agreements to repurchase	19,698	21,262
Federal Home Loan Bank advances	21,221	31,221
Interest payable	403	446
Other liabilities	726	751
	450,778	455,528

TRUST PREFERRED SECURITIES	9,000	9,000

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 5,280,000 shares authorized
1,437,651 issued and outstanding at March 31, 2012
(unaudited) and December 31, 2011	1,438	1,438
Additional paid-in capital	15,294	15,294
Retained earnings	15,009	14,522
Accumulated other comprehensive income	280	324
	32,021	31,578

	$491,799	$496,106

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2012 and 2011 (Unaudited)
(Dollars in Thousands, Except Earnings Per Share)

	Three Months Ended
	March 31,
	2012	2011

INTEREST INCOME
Loans, including fees	$4,626	$4,811
Investment securities	707	644
Interest-earning deposits and cash equivalents	11	42
	5,344	5,497

INTEREST EXPENSE
Deposits	1,063	1,263
Securities sold under agreements to repurchase	85	97
Trust preferred securities	66	58
Advances	135	151
	1,349	1,569

NET INTEREST INCOME	3,995	3,928

PROVISION FOR LOAN LOSSES	884	329
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,111	3,599

OTHER INCOME
Service fees	20	19
Securities losses	(58)	(23)
Other charges, commissions and fees	325	314
	287	310

OTHER EXPENSES
Salaries and employee benefits	1,130	1,107
Equipment and occupancy expenses	234	297
Data processing	185	156
Professional fees	168	200
Taxes, other than payroll, property and income	58	63
Insurance	120	215
Other expenses	404	496
	2,299	2,534

INCOME BEFORE INCOME TAX	1,099	1,375
INCOME TAX EXPENSE	324	432

NET INCOME	$775	$943

WEIGHTED AVERAGE EARNINGS PER SHARE	$0.54	$0.66

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended March 31, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$775	$943

Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(140)	262
Reclassification adjustment for losses included in net income	58	23

	(82)	285

Cumulative-effect adjustment to apply
GAAP for transfer of securities from available-for-sale to held-to-maturity	7	15
Adjustment for income tax benefit (expense)	31	(108)

Other comprehensive income (loss), net of tax	(44)	192

Comprehensive income	$731	$1,135

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	March 31,	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$775	$943
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	884	329
Depreciation and amortization	141	155
Investment securities amortization, net of accretion	123	116
Securities losses	58	23
Sale of foreclosed and repossessed properties (gains) and losses	(2)	7

Changes in:
Interest receivable	71	(108)
Other assets	317	228
Interest payable	(43)	6
Income taxes payable	-	432
Other liabilities	(25)	263

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,299	2,394

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in interest-earning deposits	494	6,182
Redemptions of investments available-for-sale	30,063	2,397
Redemptions of investments held-to-maturity	40	361
Purchase of investments for available-for-sale	(33,438)	(3,020)
Sale of Federal Home Loan Bank stock	146	144
Net decrease in loans	8,024	3,218
Proceeds from sale of foreclosed properties	44	20
Proceeds from sale of other personal property	-	18
Purchases of premises and equipment	(32)	(111)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,341	9,209

CASH FLOWS FROM FINANCING ACTIVITES
Net increase in deposits	6,882	8,424
Net change in agreements to repurchase securities	(1,564)	299
Net decrease in FHLB loans	(10,000)	(12,500)
Cash dividends paid	(288)	(288)

NET CASH USED IN FINANCING ACTIVITIES	(4,970)	(4,065)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,670	7,538

CASH AND CASH EQUIVALENTS, BEGINNING	10,438	21,120

CASH AND CASH EQUIVALENTS, ENDING	$13,108	$28,658

(Continued)

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2012 and 2011 (Unaudited)
(Dollars in Thousands)

	March 31,	March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES
Cash paid for interest on deposits and borrowings	$1,392	$1,623

Cash paid for income taxes	$236	$-

SUPPLEMENTAL SCHEDULE OF NONCASH
INVESTING ACTIVITIES

Net change in unrealized holding gain (loss)on investments available-for-sale	$(82)	$285

See accompanying notes to consolidated financial statements.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.   BASIS OF PRESENTATION

Principles of consolidation:  The accompanying unaudited consolidated financial statements of First Sentry Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, First Sentry Bank (the “Bank”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-Q.  Accordingly, they do not include all of the information and footnotes necessary for a complete presentation of consolidated financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for (i) a fair presentation and (ii) to make the financial statements not misleading, have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  All significant inter-company balances have been eliminated in consolidation.

Current accounting developments:  In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two step goodwill impairment test as described in previous guidance under Topic 350.  The amendments are effective for fiscal years beginning December 15, 2011.  Early adoption is permitted.  The amendments did not have a significant impact on the Company.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.   BASIS OF PRESENTATION (continued)

Previously, disclosures were limited primarily to the historical contributions made to the plans.  In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements.  For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  For nonpublic entities, the amendments are effective for annual periods for fiscal years ending after December 15, 2012, with early adoption permitted.  The amendments should be applied retrospectively for all periods presented.  The amendments did not have a significant impact on the Company.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 1.   BASIS OF PRESENTATION (continued)

In December 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-12, Comprehensive Income.  This Update defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments, and supersedes certain pending paragraphs in Update 2011-05.  The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and the other comprehensive income for all periods presented.  While the Board is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update.  Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments did not have a significant impact on the Company.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2.   INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values at March 31, 2012 (unaudited) and December 31, 2011 are as follows:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012 (unaudited):
Held-to-maturity:
State and political	$19,220	$875	$-	$20,095

Available-for-sale:
Mortgage-backed securities	23,138	370	52	23,456
U.S. agency	55,198	86	250	55,034
State and political	15,241	412	5	15,648
Corporate securities	500	-	-	500
	94,077	868	307	94,638

	$113,297	$1,743	$307	$114,733

 FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 2.   INVESTMENT SECURITIES (continued)

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:
Held-to-maturity:
State and political	$19,274	$810	$-	$20,084

Available-for-sale:
Mortgage-backed securities	19,144	253	26	19,370
U.S. agency	57,154	111	81	57,184
State and political	14,105	393	4	14,495
Corporate securities	500	-	2	498
	90,903	757	113	91,547

	$110,177	$1,567	$113	$111,631

The amortized cost and estimated fair value of securities at March 31, 2012 (unaudited) and December 31, 2011, by contractual maturity, are as follows:

	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
March 31, 2012 (unaudited):
One year or less	$116	$117	$1,075	$1,086
After one year through five years	1,048	1,054	5,603	5,662
After five years through ten years	8,391	8,808	13,254	13,434
After ten years	9,665	10,116	74,145	74,456

	$19,220	20,095	$94,077	$94,638

December 31, 2011:
One year or less	$157	$158	$1,111	$1,126
After one year through five years	848	853	5,145	5,186
After five years through ten years	7,968	8,335	13,145	13,341
After ten years	10,301	10,738	71,502	71,894

	$19,274	20,084	$90,903	$91,547

Actual maturities of debt securities may differ from those presented above since certain obligations provide the issuer the right to call or prepay the obligation prior to its scheduled maturity.

Securities with a carrying value of $58,348 and $55,296 were pledged at March 31, 2012 (unaudited) and December 31, 2011, respectively, to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

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

Information pertaining to securities held-to-maturity and securities available-for-sale with gross unrealized losses at March 31, 2012 (unaudited) and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
March 31, 2012 (unaudited):	Losses	Value	Losses	Value
Held-to-maturity:
State and political	$-	$-	$-	$-
Available-for-sale:
Mortgage-backed securities	52	6,011	-	-
U.S. agencies	250	41,853	-	-
State and political	5	1,393	-	-
Corporate securities	-	-	-	-

	$307	$49,257	$-	$-

December 31, 2011:
Held-to-maturity:
State and political	$-	$200	$-	$-
Available-for-sale:
Mortgage-backed securities	26	4,836	-	-
U.S. Agencies	81	22,447	-	-
State and political	4	737		-
Corporate securities	2	498	-	-

	$113	$28,718	$-	$-

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans are as follows:	March 31,
	2012	December 31,
	(unaudited)	2011
Loans
Commercial	$101,097	$104,271
Commercial real estate	175,677	179,778
Residential real estate	54,734	54,941
Consumer	17,680	18,865
	349,188	357,855
Less deferred loan fees	(71)	(88)
	349,117	357,767

Less allowance for loan losses	(6,040)	(5,855)

Loans, net of allowance	$343,077	$351,912

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Changes in the allowance for loan losses for the three months ended March 31, 2012 (unaudited) and March 31, 2011 (unaudited) are as follows:

	March 31,	March 31,
	2012	2011
	(unaudited)	(unaudited)

Balance at beginning of the period	$5,855	$5,005

Loan charge-offs:
Commercial	366	24
Commercial real estate	200	-
Residential real estate	174	60
Consumer	-	29
Total charge-offs	740	113

Loan recoveries:
Commercial	32	2
Commercial real estate	-	-
Residential real estate	2	-
Consumer	7	7
Total recoveries	41	9

Provision for loan losses	884	329

Balance at end of the period	$6,040	$5,230

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following presents the balance in the allowance for loan losses disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of March 31, 2012 (unaudited) and December 31, 2011:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
March 31, 2012 (unaudited):
Commercial	$2,595	$1,684	$4,279
Commercial real estate	672	640	1,312
Residential real estate	302	50	352
Consumer	26	68	94
Unallocated	-	3	3

	$3,595	$2,445	$6,040

December 31, 2011:
Commercial	$2,251	$1,550	$3,801
Commercial real estate	383	1,084	1,467
Residential real estate	396	49	445
Consumer	22	119	141
Unallocated	-	1	1

	$3,052	$2,803	$5,855

The following presents the balance of loans disaggregated on the basis of the Bank’s impairment measurement method, by portfolio segment, as of March 31, 2012 (unaudited) and December 31, 2011:

	Individually	Collectively
	Evaluated for	Evaluated for
	Impairment	Impairment	Total
March 31, 2012 (unaudited):
Commercial	$5,275	$95,822	$101,097
Commercial real estate	7,126	168,551	175,677
Residential real estate	1,803	52,931	54,734
Consumer	107	17,573	17,680

	$14,311	$334,877	$349,188

December 31, 2011:
Commercial	$4,944	$99,327	$104,271
Commercial real estate	7,702	172,076	179,778
Residential real estate	2,036	52,905	54,941
Consumer	107	18,758	18,865

	$14,789	$343,066	$357,855

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Management monitors the credit quality of its loans on an ongoing basis.  Measurement of the delinquency and past due status are based on the contractual terms of each loan.  For all loan classes, past due loans are reviewed on a monthly basis to identify loans for nonaccrual status.  Generally, when collection in full of the principal and interest is jeopardized, the loan is placed on non-accrual.  The following presents an aging analysis of the Bank’s accruing and non-accruing loans as of March 31, 2012 (unaudited) and December 31, 2011:

	30-89	90 Days
	Days	Or More
	Past Due	Past Due	Non-accrual	Current	Total
March 31, 2012 (unaudited):
Commercial	$198	$-	$2,712	$98,187	$101,097
Commercial real estate	496	-	6,343	168,838	175,677
Residential real estate	1,009	-	1,334	52,391	54,734
Consumer	454	-	131	17,095	17,680

	$2,157	$-	$10,520	$336,511	$349,188

December 31, 2011:
Commercial	$159	$-	$2,709	$101,403	$104,271
Commercial real estate	1,618	-	4,915	173,245	179,778
Residential real estate	1,180	-	727	53,034	54,941
Consumer	462	-	112	18,291	18,865

	$3,419	$-	$8,463	$345,973	$357,855

The Bank assigns credit quality indicators of pass, special mention, substandard and doubtful to its loans. Special mention loans have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or in the Bank’s credit position at some future date.  A substandard loan is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt by the borrower.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  They require more intensive supervision by management.  For some substandard loans, the likelihood of full collection of interest and principal may be in doubt and thus, placed on nonaccrual.  A loan is classified as doubtful if it has all the weaknesses inherent in one classified as substandard with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  A doubtful loan has a high probability of total or substantial loss, but because of specific pending events that may strengthen the loan, its classification as loss is deferred.  Doubtful borrowers are usually in default, lack adequate liquidity or capital, and lack the resources necessary to remain an operating entity.  At March 31, 2012 (unaudited) and December 31, 2011, the Bank had no loans classified as doubtful.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following is a summary of credit exposure using a credit risk profile utilizing internal assigned grades as of March 31, 2012 (unaudited) and December 31, 2011:

		Special
March 31, 2012 (unaudited):	Pass	Mention	Substandard
Loans
Commercial	$95,561	$1,620	$3,916
Commercial real estate	161,714	5,480	8,483
Residential real estate	52,325	689	1,720
Consumer	17,521	30	129

	$327,121	$7,819	$14,248

December 31, 2011:
Loans
Commercial	$99,102	$1,377	$3,792
Commercial real estate	164,742	6,019	9,017
Residential real estate	52,397	696	1,848
Consumer	18,697	36	132

	$334,938	$8,128	$14,789

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful.  Typically, the Bank does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.).  Impaired loans, or portions thereof, are charged-off when deemed uncollectible.  The Company considers nonaccrual loans and loans past-due ninety days or more to be impaired.  At March 31, 2012 (unaudited), there were no commitments to lend additional funds to customers whose loans are classified as nonaccrual.  The average recorded investment in impaired loans at March 31, 2012 (unaudited) and December 31, 2011 was $7,532 and $4,954, respectively.  The following is a summary of loans considered impaired:

	March 31,
	2012	December 31,
	(unaudited)	2011

Gross impaired loans	$10,520	$8,463
Less valuation allowance for impaired loans	2,281	1,638
Recorded investment in impaired loans	$8,239	$6,825

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 3.   LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

A troubled debt restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to a borrower’s financial difficulties.  Most of the Bank’s loan modifications involve a restructuring of loan terms prior to maturity to temporarily reduce the payment amount and/or to require only interest for a temporary period, usually up to six months.  These modifications generally do not meet the definition of a TDR because the modifications are considered to be an insignificant delay in payment.  The following table presents TDR’s as of March 31, 2012 (unaudited) and December 31, 2011:

	TDRs on	TDRs on
	Non-Accrual	Accrual
	Status	Status	Total TDRs
March 31, 2012 (unaudited):
Commercial	$97	$198	$295
Commercial real estate	1,515	-	1,515
Residential real estate	664	-	664
Consumer	75	-	75

	$2,351	$198	$2,549

December 31, 2011:
Commercial	$-	$295	$295
Commercial real estate	1,515	-	1,515
Residential real estate	20	820	840
Consumer	15	77	92

	$1,550	$1,192	$2,742

During the three months ended March 31, 2012, the Bank modified one loan relationship that was considered to be a troubled debt restructuring and during the twelve months ended December 31, 2011, the Bank modified six loan relationships that were considered to be troubled debt restructurings.  All of our TDRs were modified to extend the maturity date.  At March 31, 2012, 8% of the Bank’s TDRs were performing according to their modified terms and at December 31, 2011, 18% of the Bank’s TDRs were performing according to their modified terms.  A loan is considered to be in payment default once it is 31 days contractually past due under the modified terms.  As of March 31, 2012, the TDRs on non-accrual status were considered in default while none of the TDRs on accrual status were considered in default.  As of December 31, 2011, the TDRs on non-accrual status and $708 of the TDRs on accrual status that were 30-89 days past due were considered in default.  The Bank allocated $33 of specific reserves to customers whose loan terms have been modified as TDRs as of March 31, 2012.  The TDRs on non-accrual status are designated as impaired.  The Bank has not committed to lend any additional amounts to its existing TDR relationships.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 4.   OTHER REAL ESTATE OWNED

Activity for other real estate owned for the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011 is as follows:

	March 31,
	2012	December 31,
	(unaudited)	2011

Balance at beginning of year	$1,999	$2,103
Properties acquired	-	562
Subsequent write-downs	-	(231)
Gross proceeds from sales	(44)	(432)
Gains (losses) recorded	2	(3)
	$1,957	$1,999

NOTE 5.	FEDERAL HOME LOAN BANK ADVANCES

The Bank owns stock of the Federal Home Loan Bank of Pittsburgh (FHLB), which allows the Bank to borrow funds from the FHLB.  The Bank’s maximum borrowing capacity from the FHLB was $135,741 at March 31, 2012 (unaudited) and $135,742 at December 31, 2011.

The Bank has advances from the FHLB totaling $21,221 at March 31, 2012 (unaudited) and $31,221 at December 31, 2011.  The advances are secured by commercial, commercial real estate and residential real estate loans and pledged securities.  They have various scheduled maturity dates beginning with June 18, 2012 through May 19, 2022.  The interest rate is determined at the time the advances are made and currently range from 0.24% to 4.57%.  The FHLB advances are scheduled for repayment as follows:

Year	Amount

2012	$10,000
2013	-
2014	-
2015	-
2016	-
Thereafter	11,221
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

The trust preferred securities are non-voting, pay quarterly distributions at a variable rate, and carry a liquidation value of $1,000 per share.  The variable interest rate is equal to a 3-month LIBOR plus 1.58% (2.05% at March 31, 2012, unaudited, and 2.13% at December 31, 2011) and distributions were $27 for the three months ended March 31, 2012 (unaudited) and $96 for the year ended December 31, 2011.  The Company has executed a guarantee with regard to the trust preferred securities.  The guarantee, when taken together with the Company’s obligations under the trust debenture, the indenture pursuant to which the trust debenture was issued and the applicable trust document, provides a full and unconditional guarantee of the trust’s obligations under the trust preferred securities.

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

In the merger with Guaranty Financial Services, Inc., First Sentry Bancshares, Inc. acquired Guaranty Financial Statutory Trust I (the “Trust”), and the Company owns 100% of the common equity of the Trust.  The Trust was formed in 2003 for the purpose of issuing $4 million of corporation-obligated, mandatorily-redeemable securities to third-party investors and investing the proceeds from the sale of the capital securities in junior subordinated debentures.  Distributions on the capital securities issued by the Trust are payable quarterly bearing a variable interest rate equal to 3-month LIBOR plus 3.10% (3.57% at March 31, 2012 (unaudited) and 3.67% at December 31, 2011), which is equal to the interest rate being earned by the Trust on the debentures held by the Trust and are recorded as interest expense by the Company.  Distributions for the three months ended March 31, 2012, totaled $39 (unaudited) and for the year ended December 31, 2011 totaled $136.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined).  Management believes, as of March 31, 2012 (unaudited) and December 31, 2011, that the Bank meets all the capital adequacy requirements to which it is subject.

As of July 21, 2011, the date of the most recent notification from the West Virginia division of Banking, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  Management believes, as of March 31, 2012 (unaudited) and December 31, 2011, that the Bank meets all the capital adequacy requirements to which it is subject.  The Bank’s actual and required capital amounts and ratios as of March 31, 2012 (unaudited) and December 31, 2011 are as follows:

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012 (unaudited):
Total Risk-Based Capital	$42,057	12.6%	$26,618	8%	$33,273	10%
(to Risk-Weighted Assets)

Tier l Capital	37,875	11.4%	13,313	4%	19,969	6%
(to Risk-Weighted Assets)

Tier l Capital	37,875	7.7%	19,778	4%	24,723	5%
(to Adjusted Total Assets)

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, Dollars in Thousands)

NOTE 7.   STOCKHOLDERS’ EQUITY (continued)

					To Be Well
					Capitalized
					Under The Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011:
Total Risk-Based Capital
(to Risk-Weighted Assets)	$41,668	12.2%	$27,323	8%	$34,154	10%

Tier l Capital
(to Risk-Weighted Assets)	37,379	10.9%	13,667	4%	20,500	6%

Tier l Capital
(to Adjusted Total Assets)	37,379	7.4%	20,315	4%	25,393	5%

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

The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on March 31, 2012 (unaudited) and December 31, 2011.  As required by GAAP, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2012 (unaudited):
Assets:
Investment securities:
Available-for-sale	$94,638	$-	$94,638	$-

December 31, 2011:
Assets:
Investment securities:
Available-for-sale	$91,547	$-	$91,547	$-

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

The estimated fair values of the Bank’s financial instruments at March 31, 2012 (unaudited), and December 31, 2011, do not significantly differ from their carrying amounts as reported in the balance sheet.

NOTE 9.   SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2012, which is the date that the Company’s financial statements were issued.  On May 11, 2012, the Company filed a Form 15 with the SEC to deregister its shares of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.  The Company expects the deregistration to be effective within 90 days after the filing of the Form 15.

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

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in First Sentry Bancshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 29, 2012.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets decreased $4.3 million, or 0.9%, to $491.8 million at March 31, 2012 from $496.1 million at December 31, 2011, primarily due to an $8.8 million decrease in loans, net of allowance, partially offset by increases of $3.1 million in investments available-for-sale and $2.7 million in cash and cash equivalents.

Cash and cash equivalents increased $2.7 million, or 25.6%, to $13.1 million at March 31, 2012 from $10.4 million at December 31, 2011, primarily as a result of temporary government deposits due to semi-annual property tax receipts.

Interest-earning deposits decreased $494,000, or 13.4%, to $3.2 million at March 31, 2012 from $3.7 million at December 31, 2011, as cash invested in short-term certificates of deposit during 2011 matured in the first quarter of 2012 and were used to purchase investments available-for-sale.

Investments classified as available for sale increased $3.1 million, or 3.4%, to $94.6 million at March 31, 2012, from $91.5 million at December 31, 2011.  Investments classified as held to maturity decreased $54,000 or 0.3%, to $19.2 million at March 31, 2012, as compared to $19.3 million at December 31, 2011.  We purchased $33.4 million of securities during the first three months of 2012 while $30.1 million of securities were called or matured during this period.  Purchases of investment securities consisted of callable U.S. agency securities with step features, mortgage-backed securities with an average life five years or less and bank-qualified municipal bonds.

Loans, net of allowance, decreased $8.8 million, or 2.5%, to $343.1 million at March 31, 2012 from $351.9 million at December 31, 2011.  Commercial real estate loans decreased $4.1 million while commercial loans decreased $3.2 million and consumer loans decreased $1.2 million.  The decrease in commercial real estate loans was caused by two large pay offs, a $2.7 million participation loan that was repurchased by the lead bank and another $1.4 million pay off due to the sale of the underlying real estate that secured the loan.  The decrease in commercial loans included a $672,000 pay down on a customer’s line of credit and a $500,000 pay off of two loans secured by a customer’s certificates of deposit that matured in January 2012.  During the first three months of 2012, customer demand for loans remained muted primarily as a result of the continuing economic slowdown.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Deposits increased $6.9 million, or 1.7%, to $408.7 million at March 31, 2012, from $401.8 million at December 31, 2011.  Core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) increased $9.2 million while certificates of deposit decreased $2.3 million during the first quarter of 2012.  The growth in our core deposits was primarily attributed to a $5.0 million increase in our government NOW account balances and a $2.6 million increase in our consumer savings account balances.  The decrease in certificates of deposit was partially attributed to the maturity of a $1.0 million brokered certificate of deposit that was originated during the first quarter of 2010.

Securities sold under agreements to repurchase decreased $1.6 million, or 7.4%, to $19.7 million at March 31, 2012, from $21.3 million at December 31, 2011.  The decrease was the result of a decrease in our sweep repurchase agreements, primarily from public funds.

Federal Home Loan Bank borrowings decreased $10.0 million, or 32.0%, to $21.2 million at March 31, 2012, from $31.2 million at December 31, 2011.  The increase in our deposits coupled with a decrease in loan balances created liquidity that was used to repay short-term FHLB advances.

Stockholders’ equity increased $443,000, or 1.4%, to $32.0 million at March 31, 2012, from $31.6 million at December 31, 2011.  The increase was the result of an increase in retained earnings of $487,000, due to net income of $775,000 for the three months ended March 31, 2012, partially offset by the payment of $288,000 in cash dividends to stockholders during the first quarter of 2012.  This increase in retained earnings was partially offset by a $44,000 decrease in accumulated other comprehensive income, reflecting market value fluctuations in available-for-sale investments, net of tax, during the first three months of 2012.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)

Interest-earning assets:
Loans	$351,917	$4,626	5.26%	$354,494	$4,811	5.43%
Investment securities	110,876	706	2.55 (2)	83,580	644	3.08 (2)
Interest-earning deposits and cash equivalents	3,666	11	1.20	12,102	42	1.39
Federal Home Loan Bank stock	2,872	1	0.14	2,827	-	-
Total interest-earning assets	469,331	5,344	4.55	453,003	5,497	4.85
Non-interest-earning assets	29,464			29,905
Total assets	$498,795			$482,908

Interest-bearing liabilities:
Savings accounts	$23,102	6	0.10	$19,618	7	0.14
Certificates of deposit	209,553	983	1.88	213,180	1,147	2.15
Money market	55,086	51	0.37	65,246	68	0.42
NOW	51,301	23	0.18	48,454	41	0.34
Total interest-bearing deposits	339,042	1,063	1.25	346,498	1,263	1.46
Federal Home Loan Bank advances	32,891	135	1.64	21,802	151	2.77
Securities sold under agreements to repurchase	21,275	85	1.60	19,954	97	1.94
Trust preferred securities	9,000	66	2.93	9,000	58	2.58
Total interest-bearing liabilities	402,208	1,349	1.34	397,254	1,569	1.58
Non-interest-bearing checking	63,074			54,595
Other non-interest-bearing liabilities	1,178			1,245
Total liabilities	466,460			453,094
Stockholders’ equity	32,335			29,814
Total liabilities and stockholders’ equity	$498,795			$482,908

Net interest income		$3,995			$3,928
Net interest rate spread (3)			3.21%			3.27%
Net interest-earning assets (4)	$67,123			$55,749
Net interest margin (5)			3.40%			3.47%
Average interest-earning assets to interest-bearing liabilities	116.69%			114.03%
______________
(1)	Average yields and rates for the three months ended March 31, 2012 and 2011 are annualized.
(2)	The tax equivalent yield of the investment securities portfolio was 3.08% and 3.80% for the three months ended March 31, 2012 and 2011, respectively.
(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

General.  Net income decreased $168,000, or 17.8%, to $775,000 for the three months ended March 31, 2012, from $943,000 for the three months ended March 31, 2011.  The decrease reflected an increase of $555,000 in our provision for loan losses partially offset by a decrease in non-interest expense of $235,000.

Interest Income.  Interest income decreased $153,000, or 2.8%, to $5.3 million for the three months ended March 31, 2012, from $5.5 million for the three months ended March 31, 2011.  The decrease resulted from a decline in the average yield on interest-earning assets of 30 basis points to 4.55% for the three months ended March 31, 2012, from 4.85% for the three months ended March 31, 2011, partially offset by an increase in the average balance of interest-earning assets of $16.3 million, or 3.6%, to $469.3 million for the three months ended March 31, 2012, from $453.0 million for the three months ended March 31, 2011.  The decline in our average yield on interest-earning assets during the three months ended March 31, 2012, as compared to the prior year period was due to the general low market interest rates as a result of the Federal Reserve Board’s actions to keep interest rates low in order to stimulate the U.S. economy.  The increase in the average balance of interest-earning assets was primarily due to an increase in investment securities partially offset by a decrease in interest-earning cash and cash equivalents.
Interest income on loans decreased $185,000, or 3.8%, to $4.6 million for the three months ended March 31, 2012, from $4.8 million for the three months ended March 31, 2011.  The decrease resulted from the decrease in the average yield on our loan portfolio, which decreased 17 basis points, to 5.26% for the three months ended March 31, 2012, from 5.43% for the three months ended March 31, 2011, primarily as a result of the continuing low market interest rates.  Also contributing to the decrease in interest income on loans was a decrease in the average balance of loans, which decreased $2.6 million, or 0.7%, to $351.9 million for the three months ended March 31, 2012, from $354.5 million for the three months ended March 31, 2011, reflecting a slowdown in loan demand primarily due to the continuing slow economic recovery.

Interest income on investment securities increased $63,000, or 9.8%, to $707,000 for the three months ended March 31, 2012, from $644,000 for the three months ended March 31, 2011.  The increase resulted from an increase in the average balance of our securities portfolio, partially offset by a decrease in the average yield on our securities portfolio.  The average balance of our securities portfolio increased $27.3 million, or 32.7%, to $110.9 million for the three months ended March 31, 2012, from $83.6 million for the three months ended March 31, 2011, primarily due to a decrease in interest-earning cash and cash equivalents and total loans receivable, with a portion of this excess liquidity then invested into the Bank’s securities portfolio.  The average yield on our securities portfolio decreased by 53 basis points, to 2.55% for the three months ended March 31, 2012, from 3.08% for the three months ended March 31, 2011, due primarily to bonds being called and the proceeds then reinvested in new securities at lower yields due to the continuing low market interest rates.

Interest income from interest-earning deposits and cash equivalents decreased $31,000, or 73.8%, to $11,000 for the three months ended March 31, 2012, from $42,000 for the three months ended March 31, 2011.  The decrease resulted primarily from a decrease in the average balance in interest-earning deposits and cash equivalents, which decreased $8.4 million, or 69.7%, to $3.7 million for the three months ended March 31, 2012, from $12.1 million for the three months ended March 31, 2011, primarily due to the maturing of certificates of deposit that were then reinvested into the Bank’s securities portfolio.  The average yield on our interest-earning deposits and cash equivalents decreased 19 basis points, to 1.20% for the three months ended March 31, 2012, from 1.39% for the prior year period.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Interest Expense.  Interest expense decreased by $220,000 or 14.0%, to $1.3 million for the three months ended March 31, 2012, from $1.6 million for the prior year period.  The decrease resulted from a decrease in the average rate we paid on all our interest-bearing liabilities between the three months ended March 31, 2012 and 2011, which was partially offset by an increase in the average balance of our interest-bearing liabilities between those two periods due to an increase in the average balance of short-term FHLB advances that was partially offset by a decrease in the average balance of interest-bearing deposits.  The average rate we paid on interest-bearing liabilities decreased 24 basis points to 1.34% for the three months ended March 31, 2012, from 1.58% for the three months ended March 31, 2011, while the average balance of interest-bearing liabilities increased $5.0 million, or 1.2%, to $402.2 million for the three months ended March 31, 2012, from $397.3 million for the three months ended March 31, 2011.

Interest expense on certificates of deposit decreased $164,000, or 14.3%, to $983,000 for the three months ended March 31, 2012, from $1.1 million for the three months ended March 31, 2011.  The decrease reflected a decline in the average rate paid on certificates of deposit, which decreased 27 basis points to 1.88% for the three months ended March 31, 2012, from 2.15% for the three months ended March 31, 2011, reflecting lower market rates.  Also contributing to the decrease in interest expense on certificates of deposit for the three months ended March 31, 2012, as compared to the prior year period, was a decrease in the average balance of certificates of deposit, which decreased $3.6 million, or 1.7%, to $209.6 million for the three months ended March 31, 2012, from $213.2 million for the three months ended March 31, 2011, primarily as a result of the maturing of brokered certificates of deposit.  Interest expense on our core deposits (consisting of checking accounts, NOW accounts, money market accounts and savings accounts) decreased $36,000, or 31.0%, to $80,000 for the three months ended March 31, 2012, from $116,000 for the prior year period, primarily as a result of decreases in the average rates paid on our core deposits between the three months ended March 31, 2012 and 2011.  The average rate paid on NOW accounts decreased 16 basis points, the average rate paid on money market accounts decreased 5 basis points and the average rate paid on savings accounts decreased 4 basis points.  Also contributing to the decrease in interest expense on our core deposits was a decrease in the average balance of core deposits, which decreased $3.8 million, or 2.9%, to $129.5 million for the three months ended March 31, 2012, from $133.3 million for the three months ended March 31, 2011.  The decrease in the average balance of core deposits resulted primarily from a $10.2 million decrease in average deposits received from our participation in the Insured Network Deposits (“IND”) program administered by Promontory Interfinancial Network, LLC, the same company that administers our CDARS program.  The IND program provides floating rate funding that comes from brokerage accounts across the nation in increments of $250,000 or less in order to provide full Federal Deposit Insurance Corporation insurance to customers.  Partially offsetting the decrease in IND deposits were increases in our average business NOW account balances and our average consumer savings account balances, which increased $4.9 million in the aggregate for the three months ended March 31, 2012, when compared to the three months ended March 31, 2011.

Interest expense on FHLB advances decreased by $16,000 to $135,000 for the three months ended March 31, 2012, from $151,000 for the prior year period, with the average rate paid on FHLB advances decreasing 113 basis points to 1.64% for the three months ended March 31, 2012, from 2.77% for the three months ended March 31, 2011.  Partially offsetting the decrease in the average rate was an increase in the average balance of FHLB advances, which increased $11.1 million, or 50.9%, to $32.9 million for the three months ended March 31, 2012, from $21.8 million for the three months ended March 31, 2011.  The average balance of FHLB advances increased during the period due to a decrease in the average balance of interest-bearing deposit balances during the same period.  Interest expense on securities sold under agreement to repurchase decreased by $12,000 to $85,000 for the three months ended March 31, 2012, from $97,000 for the prior year period.  The average rate we paid on securities sold under agreement to repurchase decreased 34 basis points to 1.60% for the three months ended March 31, 2012, from 1.94% for the three months ended March 31, 2011, while the average balance of securities sold under agreement to repurchase increased $1.3 million, or 6.6%, to $21.3 million for the three months ended March 31, 2012, from $20.0 million for the three months ended March 31, 2011.  The increase in the average balance of securities sold under agreement to repurchase was primarily due to an increase in local government deposits that were swept into securities sold under agreement to repurchase.  Interest expense on trust preferred securities increased by $8,000 during the three months ended March 31, 2012, as compared to the prior year period as the average rate we paid on trust preferred securities increased by 35 basis points to 2.93% for the three months ended March 31, 2012, from 2.58% for the three months ended March 31, 2011, reflecting an increase in the trust preferred securities’ 3-month LIBOR index.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Net Interest Income.  Net interest income increased by $67,000, or 1.7%, to $4.0 million for the three months ended March 31, 2012, from $3.9 million for the three months ended March 31, 2011.  Our net interest rate spread decreased 6 basis points to 3.21% for the three months ended March 31, 2012, from 3.27% for the three months ended March 31, 2011, as the yield on our interest-earning assets repriced downward faster than the cost of our interest-bearing liabilities.  In our local market area, competition for loans pushed our yield on loans lower while the competition for deposits slowed the decline in interest rates paid on deposits.  Our net interest margin decreased 7 basis points to 3.40% for the three months ended March 31, 2012, from 3.47% for the three months ended March 31, 2011.  Our average net interest-earning assets increased by $11.4 million, or 20.4%, to $67.1 million for the three months ended March 31, 2012, from $55.7 million for the three months ended March 31, 2011.  The increase in net interest-earning assets was due to an increase in the average balance of interest-earning assets, primarily due to an increase in investment securities that was partially offset by a decrease in interest-earning cash and cash equivalents and loans receivable.  Partial funding for the increase in the average balance of interest-earning assets came from an increase in the average balance of non-interest-bearing checking deposits, which increased $8.5 million, or 15.5%, to $63.1 million for the three months ended March 31, 2012, form $54.6 million for the three months ended March 31, 2011, primarily due to an increase in business account balances.

Provision for Loan Losses.  We recorded a provision for loan losses of $884,000 for the three months ended March 31, 2012, and a provision for loan losses of $329,000 for the three months ended March 31, 2011.  The increase in the provision for loan losses for the three months ended March 31, 2012, as compared to the prior year period, was based primarily on the increase in net charge-offs between the two periods.  Net charge-offs increased by $595,000 to $699,000 for the three months ended March 31, 2012, from $104,000 for the three months ended March 31, 2011.  The allowance for loan losses was $6.0 million, or 1.73% of total loans receivable at March 31, 2012, compared to $5.2 million, or 1.48% of total loans receivable at March 31, 2011.  The increase in the ratio of the allowance for loan losses to total loans receivable at March 31, 2012, was the result of an $810,000 increase in the balance of the allowance for loan losses between March 31, 2012 and March 31, 2011, coupled with a $4.4 million decrease in total loans receivable between March 31, 2012 and March 31, 2011.  The allowance for loan losses, as a percentage of non-performing loans, was 174.2% at March 31, 2012, as compared to 89.5% at March 31, 2011.  Gross impaired loans increased $5.8 million, or 124.7%, to $10.5 million at March 31, 2012, from $4.7 million at March 31, 2011, primarily due to the ongoing slow recovery of the economy and a $5.3 million addition to impaired loans due to two commercial customers that were put on non-accrual status.  The recorded investment in impaired loans increased by $4.9 million, or 150.3%, to $8.2 million at March 31, 2012, from $3.3 million at March 31, 2011, after increasing the allocation to impaired loans in the allowance for loan losses by $890,000, or 64.0%, to $2.3 million at March 31, 2012, from $1.4 million at March 31, 2011.  To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2012 and 2011.

FIRST SENTRY BANCSHARES, INC. AND SUBSIDIARY

Other Income.  Other income decreased $23,000 to $287,000 for the three months ended March 31, 2012, from $310,000 for the three months ended March 31, 2011.  The decrease was primarily attributable to an increase in securities losses on principal payments received from mortgage-backed securities, with the loss increasing by $35,000 to $58,000 for the three months ended March 31, 2012, from $23,000 for the prior year period.  Losses on mortgage-backed principal payments have increased due to recent additions to our mortgage-backed securities portfolio that were purchased at higher premium prices.  The securities losses were partially offset by a $19,000 increase in debit card interchange revenue, which resulted from the increased use of debit cards issued by the Bank.

Other Expenses. Other expenses decreased $235,000, or 9.3%, to $2.3 million for the three months ended March 31, 2012, from $2.5 million for the three months ended March 31, 2011.  Contributing to the decrease in non-interest expense during the first quarter of 2012 when compared to the prior year period was a $95,000 decrease in insurance expense due to a decrease in FDIC insurance assessments due to a change in the assessment base enacted into law by the Dodd-Frank Act and effective beginning with the second quarter of 2011.  Also contributing to the decrease in non-interest expense was a $92,000 decrease in other expenses, which decreased to $404,000 for the three months ended March 31, 2012, from $496,000 for the three months ended March 31, 2011.  The decrease in other expenses was due to a number of other expense reductions, including advertising and other real estate expenses, which decreased a total of $46,000.  Equipment and occupancy expenses also decreased $63,000 to $234,000 for the three months ended March 31, 2012, from $297,000 for the three months ended March 31, 2011, including a $31,000 decrease in equipment depreciation and maintenance expenses and an $18,000 decrease in lease expenses due to the closing of the former Guaranty Bank drive-through on Ninth Street in Huntington during the second quarter of 2011.  Partially offsetting the decreases in non-interest expenses was a $29,000 increase in data processing due to increased maintenance costs, an increase in the number of transactions processed, and the addition of remote deposit capture services.

Income Tax Expense.  The provision for income taxes was $324,000 for the three months ended March 31, 2012, compared with $432,000 for the prior year period.  Our effective tax rate was 29.5% for the three months ended March 31, 2012, compared to 31.4% for the three months ended March 31, 2011, with the decrease in the effective tax rate reflecting an increase in the ratio of non-taxable interest income received from municipal bond investments when compared to total interest income.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability to fund assets and meet obligations as they come due.  Our primary sources of funds consist of deposit inflows, loan repayments, repurchase agreements, advances from the Federal Home Loan Bank of Pittsburgh, lines of credit with other financial institutions and maturities and sales of securities.  In addition, we have the ability to collateralize borrowings in the wholesale markets.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Board of Directors is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies.  We seek to maintain a ratio of liquid assets (not subject to pledge) as a percentage of deposits and borrowings (not subject to pledge) of 20% or greater.  However, should the ratio be less than 20%, there should be sufficient sources of contingent liquidity in order to satisfy this 20% requirement.  At March 31, 2012, this ratio was 23.92% with a contingent liquidity ratio of 40.69%.  Contingent sources of liquidity include $112.7 million of additional borrowing capacity with the Federal Home Loan Bank of Pittsburgh and $21.5 million of unused lines of credit with other financial institutions.  We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2012.

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

Our most liquid assets are cash and cash equivalents.  The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $13.1 million.  At March 31, 2012, we had no loans classified as held for sale.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $94.6 million at March 31, 2012, and we had $21.2 million in outstanding borrowings at March 31, 2012.  We had $112.7 million of remaining borrowing capacity available at the Federal Home Loan Bank of Pittsburgh as of March 31, 2012.

At March 31, 2012, we had $6.7 million in outstanding loan commitments.  In addition to outstanding loan commitments, we had $57.6 million in unused lines of credit to borrowers. Certificates of deposit due within one year of March 31, 2012 totaled $106.8 million, or 26.1% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of Pittsburgh and other borrowing sources.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2013.  We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

First Sentry Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2012, First Sentry Bank exceeded all regulatory capital requirements.  First Sentry Bank is considered “well capitalized” under regulatory guidelines.

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

ITEM 4.   CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2012.  Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

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

FIRST SENTRY BANCSHARES, INC.
(Registrant)

Date: May 15, 2012	/s/ Geoffrey S. Sheils
Geoffrey S. Sheils
President and Chief Executive Officer

Date: May 15, 2012	/s/ Richard D. Hardy
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